Form 10-Q
period 2000-06-30
IBEAM BROADCASTING CORP
filed 2000-08-11
CIK 1098570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ___________________

                       Commission File Number: 000-37258

                            ______________________

                         iBEAM BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                   94-3296895
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


                    645 Almanor Avenue, Sunnyvale, CA    94086
              (Address of principal executive offices) (zip code)

      Registrant's telephone number, including area code: (408) 523-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [_]      No [X]

The registrant has not been subject to the filing requirements of Section 13 or 15(d) for the entirety of the past 90 days.

The number of shares outstanding of the registrant's Common Stock as of August 8, 2000 was 108,321,058.

                         iBEAM BROADCASTING CORPORATION

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                                                              Page No
                                                                                                              --------
Item 1       Condensed Financial Statements:

             Condensed Balance Sheets as of June 30, 2000 and December 31, 1999-                                 1
             (Unaudited)

             Condensed Statements of Operations for the three and six months ended June 30,
             2000 and 1999 - (Unaudited)                                                                         2

             Condensed Statements of Cash Flows for the six months ended June 30, 2000 and
             1999 - (Unaudited)                                                                                  3


             Notes to Condensed Financial Statements - (Unaudited)                                               4

Item 2       Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                    10


Item 3       Quantitative and Qualitative Disclosures about Market Risk                                         29

                                           PART II - OTHER INFORMATION

Item 1       Not applicable                                                                                     30

Item 2       Changes in Securities and Use of Proceeds                                                          30

Item 3       Not applicable                                                                                     30

Item 4       Results of Votes of Security Holders                                                               30

Item 5       Not applicable                                                                                     31

Item 6       Exhibits and Reports on Form 8-K                                                                   31

             Signatures                                                                                         32

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        iBEAM  BROADCASTING CORPORATION
                           Condensed Balance Sheets
                           (unaudited, in thousands)


                                                                               June 30,               December 31,
                                                                                 2000                     1999
                                                                          -----------------        -----------------
ASSETS
Current assets:
  Cash and cash equivalents.............................................         $   97,654               $   24,863
  Short-term investments................................................             23,848                    4,977
  Accounts receivable...................................................              2,226                       70
  Due from iBEAM Asia...................................................                625                        -
  Prepaid expenses and other current assets.............................              5,596                      796
                                                                               ------------             ------------
       Total current assets.............................................            129,949                   30,706
Property and equipment, net.............................................             50,157                   12,912
Goodwill and intangible assets, net.....................................             90,256                        -
Other assets............................................................              5,168                    1,123
                                                                               ------------             ------------
                                                                                 $  275,530               $   44,741
                                                                               ============             ============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
 EQUITY (DEFICIT)
Current liabilities:
  Accounts payable......................................................         $    7,282               $    3,055
  Accrued liabilities...................................................              5,729                      879
  Deferred revenue......................................................                370                      448
  Current portion of capital lease obligations..........................              3,614                    1,573
  Notes payable.........................................................              3,000                        -
                                                                               ------------             ------------
       Total current liabilities........................................             19,995                    5,955
Capital lease obligations, net of current portion.......................              8,007                    3,627
                                                                               ------------             ------------
       Total liabilities................................................             28,002                    9,582
                                                                               ------------             ------------
Redeemable convertible preferred stock..................................                  -                   61,192
                                                                               ------------             ------------

Stockholder's equity (deficit):
  Common stock, $.0001 par value per share..............................                 11                        2
  Additional paid-in capital............................................            370,557                   21,773
  Stockholders' notes receivable........................................             (2,076)                       -
  Unearned stock-based compensation.....................................            (21,539)                 (13,613)
  Accumulated deficit...................................................            (99,425)                 (34,195)
                                                                               ------------             ------------
       Total stockholders' equity (deficit).............................            247,528                  (26,033)
                                                                               ------------             ------------
                                                                                 $  275,530               $   44,741
                                                                               ============             ============

           See accompanying notes to condensed financial statements.

                        iBEAM BROADCASTING CORPORATION
                      Condensed Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                         Three Months                        Six Months
                                                                        Ended June 30,                      Ended June 30,
                                                                -------------------------------     ------------------------------
                                                                     2000              1999             2000             1999
                                                                -------------     -------------     -------------    -------------
Revenue:
     Non-related party.......................................      $    2,755        $       -          $   3,287        $       -
     Related party...........................................             625                -                625                -
                                                                -------------    -------------      -------------    -------------
       Total revenue.........................................           3,380                -              3,912                -
                                                                -------------    -------------      -------------    -------------

Operating costs and expenses:
   Cost of revenue...........................................          10,748              753             17,878            1,587
   Engineering and development...............................           4,755              693              8,659            1,226
   Selling, general and administrative.......................          12,829            2,788             19,905            4,633
   Amortization of goodwill and intangibles..................           5,287                -              5,287                -
   Amortization of stock-based compensation*.................           3,646              365              7,740              596
                                                                -------------    -------------      -------------    -------------
       Total operating costs and expenses....................          37,265            4,599             59,469            8,042
                                                                -------------    -------------      -------------    -------------
Loss from operations.........................................         (33,885)          (4,599)           (55,557)          (8,042)
Interest and other income, net...............................             805               40              1,122               69
                                                                -------------    -------------      -------------    -------------
Net loss.....................................................         (33,080)          (4,559)           (54,435)          (7,973)
Deemed dividend related to preferred stock...................               -                -            (10,796)               -
                                                                -------------    -------------      -------------    -------------
Net loss attributable to common stock........................      $  (33,080)       $  (4,559)         $ (65,231)       $  (7,973)
                                                                =============    =============      =============    =============
Net loss per share attributable to common stock - basic and
 diluted.....................................................      $    (0.61)       $   (0.57)         $   (2.01)       $   (0.96)
                                                                =============    =============      =============    =============
Weighted average common shares outstanding...................          54,625            8,069             32,414            8,266
                                                                =============    =============      =============    =============

* Allocation of amortization of stock-based compensation:
   Cost of revenue...........................................      $    1,049        $      16          $   2,038        $      37
   Engineering and development...............................             769              106              1,449              127
   Selling, general and administrative.......................           1,828              243              4,253              432
                                                                -------------    -------------      -------------    -------------
                                                                   $    3,646        $     365          $   7,740        $     596
                                                                =============    =============      =============    =============


           See accompanying notes to condensed financial statements.

                        iBEAM BROADCASTING CORPORATION
                      Condensed Statements of Cash Flows
                           (unaudited, in thousands)


                                                                                               Six Months Ended June 30,
                                                                                             ----------------------------
                                                                                                2000               1999
                                                                                             --------            --------
Cash flows from operating activities:
  Net loss............................................................................       $(54,435)           $ (7,973)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.....................................................          5,660                 295
    Amortization of goodwill and intangibles..........................................          5,287                   -
    Amortization of stock-based compensation..........................................          7,740                 596
    Issuance of common stock for services.............................................             50                   -
    Changes in assets and liabilities:
      Accounts receivable.............................................................         (1,288)                  -
      Prepaid expenses and other assets...............................................         (6,329)               (547)
      Accounts payable................................................................          2,711                (422)
      Accrued liabilities.............................................................          1,873                 571
      Deferred revenue................................................................           (286)                200
                                                                                             --------            --------
        Net cash used in operating activities.........................................        (39,017)             (7,280)
                                                                                             --------            --------
Cash flows from investing activities:
  Purchase of property and equipment..................................................        (33,366)             (2,945)
  Purchase of investments.............................................................        (22,868)                  -
  Sale of investments.................................................................          3,997                   -
  Note receivable due from webcasts.com...............................................        (10,000)                  -
  Cash received from acquisitions.....................................................          7,708                   -
                                                                                             --------            --------
        Net cash used in investing activities.........................................        (54,529)             (2,945)
                                                                                             --------            --------
Cash flows from financing activities:
  Issuance of convertible preferred stock.............................................         49,922              12,340
  Issuance of common stock............................................................        117,717                 201
  Proceeds from lease financing.......................................................              -               2,335
  Payment of capital lease obligations................................................         (1,302)               (225)
                                                                                             --------            --------
        Net cash provided by financing activities.....................................        166,337              14,651
                                                                                             --------            --------
Net increase in cash and cash equivalents.............................................         72,791               4,450
Cash and cash equivalents at beginning of period......................................         24,863               2,198
                                                                                             --------            --------
Cash and cash equivalents at end of period............................................       $ 97,654            $  6,648
                                                                                             ========            ========
Supplemental non-cash investing and financing activities:
  Property and equipment purchase under capital lease obligations.....................       $  6,457            $  1,292
  Issuance of warrants................................................................          3,000                   -
  Purchase of webcasts.com and Server Side Technologies for preferred and common......         88,375                   -
  stock Deemed dividend related to preferred stock....................................         10,796                   -
Supplemental cash flows disclosures-
  Cash paid for interest..............................................................            186                  68

           See accompanying notes to condensed financial statements.

                        iBEAM BROADCASTING CORPORATION

                    Notes to Condensed Financial Statements
                                  (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements as of June 30, 2000 and 1999 and for the three and six months ended June 30, 2000 have been prepared by iBEAM Broadcasting Corporation (the "Company" or "iBEAM") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of December 31, 1999 have been derived from our annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended December 31, 1999, included in the Registration Statement on Form S-1 (No. 333-95833).

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other future interim period, and the Company makes no representations related thereto.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  INITIAL PUBLIC OFFERING AND OTHER EQUITY TRANSACTIONS

In February 2000, the Company issued 2,545,454 shares of series E redeemable convertible preferred stock ("Series E") at a price of $13.75 per share, for aggregate proceeds of $35.0 million. These convertible preferred shares automatically convert into 3,505,089 shares of common stock upon the closing of the Company's initial public offering.

In May 2000, the Company completed its initial public offering of 12,650,000 shares of common stock (including 1,650,000 shares purchased by the underwriters' over-allotment option) at $10.00 per share. Net proceeds aggregated approximately $115.5 million after paying the underwriters' fee and related expenses. Concurrent with the offering, the Company issued 1,000,000 shares of series G redeemable convertible preferred stock for $10.0 million to The Walt Disney Company and 537,634 shares of series H redeemable convertible preferred stock for $5.0 million. At the closing of the offering, all issued and outstanding shares of the Company's preferred stock were converted into an aggregate of 76,370,832 shares of common stock.

3.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less at the date of purchase to be cash equivalents.

The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments are invested in high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. These investments are carried at cost, which approximates fair value. Material unrealized gains or losses, if any, are reported in stockholders' equity and included in other comprehensive income. The cost of securities sold is based on the specific identification method.

4.  COMPREHENSIVE NET LOSS

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. There is no difference between net loss and comprehensive loss.

5.  BALANCE SHEET COMPONENTS

                                                                   June 30,          December
                                                                     2000            31, 1999
                                                                -------------     -------------
Property and equipment, net:
   Network software and equipment...............................      $37,882          $ 8,224
   Computers, software and equipment............................       12,264            5,494
   Furniture and fixtures.......................................        1,659              631
   Leasehold improvements.......................................        5,629              180
                                                                     --------         --------
                                                                       57,434           14,529
  Less: Accumulated depreciation and amortization...............       (7,277)          (1,617)
                                                                     --------         --------
                                                                      $50,157          $12,912
                                                                     ========         ========
Goodwill and intangible assets, net:
   Goodwill.....................................................      $86,317          $  -
   Intangible assets............................................        9,226             -
                                                                     --------         --------
                                                                       95,543             -
   Less:  Accumulated amortization..............................       (5,287)            -
                                                                     --------         --------
                                                                      $90,256          $  -
                                                                     ========         ========
Accrued liabilities:
   Accrued payroll and related liabilities......................      $ 1,846          $   489
   Other accrued liabilities....................................        3,883              390
                                                                     --------         --------
                                                                      $ 5,729          $   879
                                                                     ========         ========

6.  REVENUE RECOGNITION

On-Air is a service that provides the customer the ability to transfer live content 24 hours a day, 7 days a week. On-Air services are provided under contracts that typically last for a period of three to twelve months. These services are billed based upon either the peak capacity purchased, which is expressed as the maximum volume that can be delivered per second, or upon actual usage, which is the total amount of megabytes transferred in the month. These contracts may also provide for minimum monthly fees. Revenue for these services is recognized as the service is provided.

On-Stage services are provided under contracts that typically relate to a single event. These services are billed based upon the peak capacity purchased which is the maximum megabits delivered per second per event, or upon actual usage, which is the total amount of megabits transferred. These contracts may also provide for minimum fees. Revenue for these services is recognized as the service is provided.

On-Demand is a service that allows the customer to store content on the Company's network, which can then be accessed by end users at any time. This service is provided under contracts that typically last for a period of three to twelve months. There are two streams of revenue associated with this service. First, there is a fee for the amount of content stored, measured in gigabytes per month. Second, there is a charge for the amount of content delivered to end users which is billed based upon either the peak capacity purchased, which is the maximum megabits delivered per second, or upon actual usage, which is the total amount of megabytes transferred in the month. These contracts may also provide for minimum monthly fees. Revenue for these services is recognized as the service is provided.

The Company has the ability to enable insertion of advertisements into the content delivered in connection with the On-Air, On-Stage and On-Demand services. For such service the Company is paid a fee of up to $5.00 for each 1,000 advertising impressions served to end-users. Revenue from advertising is recognized over the period the advertisements are delivered.

Other broadcast services such as encoding, production, event management, acquisition services, custom web integration with chat and e-commerce tools are generally provided on a consulting basis on either hourly or fixed price billing over a period of 30 days or less. Revenue for these services is recognized upon completion of the services.

The Company is required to share 15%-20% of the revenue generated from the delivery of content from the On-Air, On-Stage and On-Demand services with certain internet service providers. The Company records gross revenue from On-Air, On-Stage and On-Demand services, because they act as the principal in the transactions and are wholly responsible for the delivery of the services. In addition, the Company bears the risk of loss for collection from the customer. The Company records the revenue sharing amount as cost of revenue.

Revenue is recognized on the completed contract method for revenue streams associated with Internet/Web development and CD-ROMs; custom programming and consulting for digital products and services; network design, implementation and management; and web-based interactive broadcasting of high quality streaming of live and on-demand audio and video content over the Internet due to the short-term nature of the contracts, generally one to three months in duration. Indirect costs and general and administrative expenses are expensed as incurred. Contract costs, consisting primarily of direct labor and material costs, and related revenues are deferred until completion. A contract is considered complete when all costs have been incurred and the product is performing according to specifications or has been accepted by the customer. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Cash payments received in advance of services provided are recorded as deferred revenue and are recorded as income in the period the services are provided.

7.  NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss attributable to common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares as the effect is antidilutive. Potential common shares are comprised of common stock subject to repurchase rights and incremental shares of common and preferred stock issuable upon the exercise of stock options or warrants and upon conversion of preferred stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                         Three Months Ended                    Six Months Ended
                                                                              June 30,                             June 30,
                                                                     ----------------------------         -----------------------
                                                                        2000               1999              2000           1999
                                                                     ---------           --------         ---------      --------
Net loss attributable to common stock..............................   $(33,080)           $(4,559)         $(65,231)      $(7,973)
                                                                     =========           ========         =========      ========

Basic and diluted:
 Weighted average common shares outstanding........................     62,121             14,308            39,896        14,123
 Weighted average unvested common shares subject to repurchase.....     (7,496)            (6,239)           (7,496)       (5,857)
                                                                     ---------           --------         ---------      --------
 Weighted average common shares used to compute basic and
  diluted net loss per share attributable to common stock..........     54,625              8,069            32,414         8,266
                                                                     =========           ========         =========      ========
Net loss per share attributable to common stock-basic and diluted..   $  (0.61)           $ (0.57)         $  (2.01)      $ (0.96)
                                                                     =========           ========         =========      ========

The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive (in thousands):

                                                                                     June 30,          June 30,
                                                                                       2000              1999
                                                                                   ------------      ------------
  Convertible preferred stock and warrants upon conversion to common stock......             -            34,278
  Unvested common shares subject to repurchase..................................         7,190             5,180
  Options and warrants to purchase common stock.................................        16,787             3,944
                                                                                   ------------      ------------
                                                                                        23,977            43,402
                                                                                  =============     =============

8.  BUSINESS COMBINATION

Webcasts.com, Inc.

On April 28, 2000, the Company acquired webcasts.com, Inc. ("webcasts.com"), a provider of interactive broadcasting services and proprietary tools that give businesses the ability to conduct live and on-demand Internet broadcasts for use in distance learning, corporate communications, sales presentations, on-line trade shows and interactive television. The acquisition was accounted for as a purchase business combination with a purchase price of $95.2 million. The results of operations of webcasts.com and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition.

The purchase price million included the issuance of 8,343,671 shares of series F convertible preferred stock, at $10.00 per share, for a value of approximately $83.4 million. In addition, based on an exchange ratio of .034794 shares of iBEAM for every share of webcasts.com, all the outstanding options granted under the webcasts.com's option plan were converted into options to purchase 607,113 shares of the Company's series F convertible preferred stock. The fair value of these options of $4.6 million was determined using the Black-Scholes option pricing model and is included as a component of the purchase price. The Company issued notes of $3.0 million to the webcasts.com's redeemable preferred stockholders and assumed net liabilities of $2.5 million. The notes plus interest totaling $3.1 million were repaid on July 3, 2000. The Company also incurred $1.7 million in acquisition related expenses, which consist primarily of financial advisory, accounting and legal fees. In addition, the former security holders of webcasts.com may receive an additional 1,118,839 shares of common stock if webcasts.com meets revenue targets in the twelve months after the closing of the acquisition.

The allocation of the purchase price to intangibles was based upon an independent third-party appraisal and management's estimates and was as follows (in thousands):

     Goodwill                                               $86,317
     Purchased technology                                     2,000
     Assembled workforce                                      2,150
     Non-competition agreements                               4,700
                                                            -------
                                                            $95,167
                                                            =======

The intangible assets and goodwill are being amortized over their estimated useful lives of three years. The purchased technology relates to the Vuser Software Suite that manages a live production event with multiple feeds. This technology was valued using the net cash flow expected as a result of using such technology and discounted to the present value using a 23% discount rate. The assembled workforce was valued estimating the cost to replace the current assembled workforce, considering such costs as recruiting and training. The non-competition agreements were valued estimating the net cash flow expected with and without the continued services of a group of key personnel and discounted to the present value using a 23% discount rate.

The following unaudited pro forma information shows the results of operations for the combined companies as if the transaction had consummated as of January 1, 1999 (in thousands):

                                                  Six Months Ended               Year Ended
                                                   June 30, 2000             December 31, 1999
                                                 ------------------        ---------------------
Revenue                                              $  5,896                    $  5,054
Net loss attributable to common stock                 (82,276)                    (68,850)
Basic and diluted net loss per share                 $  (2.12)                   $  (4.03)

The pro forma results for 2000 combine the Company's results for the six months ended June 30, 2000 with the results of webcasts.com for the period from January 1, 2000 through the date of acquisition. The pro forma results for 1999 combine the Company's results for the year ended December 31, 1999 with the pro forma results of operations of webcasts.com for the year ended December 31, 1999. The pro forma results of operations of webcasts.com includes the results of operations of webcasts.com for the year ended December 31, 1999 combined with the results of operations of The Rock Island Group, Inc. ("RIG") for the period from January 1, 1999 through October 14, 1999. On October 15, 1999, webcasts.com completed its acquisition of RIG and accordingly, the net assets and results of operations of RIG have been included in the consolidated financial statement of webcasts.com since the acquisition date.

Server-Side Technologies, Inc.

On June 26, 2000, the Company acquired Server-Side Technologies, Inc., a provider of secure digital media hosting and rights management services. The purchase transaction was valued at approximately $0.4 million, which relates primarily to a non-competition agreement and will be amortized over three years. The results of operations and financial position of the acquisition are not material to the Company.

9.  RELATED PARTY TRANSACTIONS

iBEAM  Asia

In May 2000, the Company entered into an agreement with Pacific Century CyberWorks Limited ("PCCW") to establish a joint venture, named iBEAM Asia, to introduce our network services to the Pacific Rim, Indian subcontinent and Middle East. The Company is required to invest $5.0 million in return for 49% of the outstanding shares and accounts for the joint venture under the equity method of accounting.

Under a license and services agreement, the Company licensed its technology to iBEAM Asia for $100,000 per annum and provides network management services for $150,000 per month. As of June 30, 2000, the Company has billed the joint venture $625,000 for management services provided since late February 2000 in accordance with this agreement.

Promissory Notes with Officers

In connection with stock option exercises, the Company loaned six officers a total of $2,076,000 in May 2000. The promissory notes bear interest at 6.5% per annum and mature the earlier of four years or 180 days after termination. Accrued and unpaid interest under the notes was $11,000 during the quarter.

10. SUBSEQUENT EVENTS

Proposed Acquisition of NextVenue Inc.

In July 2000, the Company entered into an agreement to acquire NextVenue Inc. in a transaction to be accounted for as a purchase business combination with an expected purchase price of $385.5 million. NextVenue provides streaming media to the financial community and business enterprise markets. Under terms of the agreement, all issued and outstanding shares and share equivalents of NextVenue will be exchanged for common shares or share equivalents equal to $400 million divided by the ten day average price of iBEAM's common stock two days prior to closing subject to a minimum of

17,402,927 shares and maximum of 21,621,621 shares. Using the NextVenue's capitalization and iBEAM's closing price of $18.00 per share at June 30, 2000, the Company expects to issue 19,821,570 shares of common stock for a value of approximately $356.8 million. In addition, based on an exchange ratio of 1.30558 shares of iBEAM for every share of NextVenue, all of NextVenue's outstanding share equivalents will be converted into common share equivalents to purchase 1,800,051 shares. The fair value of these share equivalents of $25.9 million was determined using the Black-Scholes option pricing model and is included as a component of the purchase price. The Company anticipates incurring approximately $2.8 million in acquisition related expenses, which consist primarily of financial advisory, accounting and legal fees. The transaction is expected to close in the fourth quarter of 2000.

iBEAM Europe

In July 2000, the Company entered into an agreement with Societe Europenne Des Satellites S.A. ("SES/ASTRA") to establish a joint venture, named iBEAM Europe, to introduce our network services to Europe. Deployment will be accomplished by partnering with ISPs, high-speed cable services, DSL services and other access providers. Pursuant to the agreement, the Company is required to invest $10 million in return for 66% of the outstanding shares and expects to fund its investment during the third quarter of 2000. iBEAM Europe will be a consolidated subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We provide a global Internet broadcast network that delivers streaming media to large audiences of simultaneous users with viewing and listening quality that approaches that of television and radio. We offer our services to content providers seeking to enhance the quality of their delivery and reach larger audiences at lower costs. In order to offer our customers a broader set of services, we acquired, in April 2000, webcasts.com, Inc., a provider of production consulting services and tools. Webcasts.com services assist content providers with integrating streaming media and e-commerce functions such as chat, e-commerce database links and pay-per-view.

iBEAM commenced operations in March 1998 and began offering streaming media delivery service in October 1999. Since our inception, we have incurred significant losses and as of June 30, 2000, we had an accumulated deficit of $99.4 million. We have not achieved profitability on a quarterly basis, and anticipate that we will continue to incur substantial and increasing net losses. We expect to incur significant and increasing engineering and development and sales, general and administrative expenses and, as a result, we will need to generate significant revenue to achieve profitability.

Revenue. We derive our revenue from charging content providers for broadcasting services that include On-Air, On-Stage and On-Demand distribution services. We also derive revenue from other broadcast services, including targeted advertising, production, event management, encoding and acquisition services.

Our broadcasting services are typically charged based on the volume of content delivered to end-users as measured in megabytes or megabits consumed and therefore varies with the number of viewers, the access speeds of the viewers and time viewers spend viewing content broadcast by us.

Currently, On-Air and On-Demand services are typically priced based on actual usage, which is measured by the volume of megabits transferred during the month, for which we typically charge $.005 to $.05 per megabyte per month. Most of our contracts with our On-Air and On-Demand customers contain monthly minimum payment obligations, generally ranging from $500 to $1,000 per month. In addition, for On-Demand customers, there is a monthly fee for content stored on our network, which is measured in gigabytes. The monthly fee we currently charge our On-Demand customers for content storage ranges from $40 to $11,000 per customer. On-Stage services can be priced under a fixed-fee arrangement or on actual usage in terms of megabits transferred. To date, content providers have typically elected to enter into fixed-fee arrangements in order to fix the price of a broadcasting event. We price our fixed-fee arrangements using an estimate of the amount of content delivered, which includes a forecast of the expected number of viewers, the access speeds of the viewers and the duration of the event. We typically charge $.005 to $.05 per megabyte transferred for our On-Stage services. For example, a content provider could use our network to broadcast a two hour audio-only concert to 10,000 typical Internet users. This would result in the transfer of approximately 270,000 megabytes in the aggregate to these users. At a fee of $.01 per megabyte transferred, our total fee to the content provider would be $2,700. A typical Internet user for purposes of this example would stream audio at 30 kilobits per second. Other services such as production, event management, encoding and acquisition services, are generally provided on a consulting basis on either an hourly or fixed price billing.

Cost of revenues (Direct and Indirect). Cost of broadcasting Internet content includes both direct costs that vary with the volume of content delivered and relatively fixed indirect costs, such as staffing for a 24-hour network operations center. The cost of other services, such as production, event management, encoding and acquisition services, are primarily related to manpower costs for delivery of those services.

Direct broadcasting costs include depreciation of network servers, satellite transmission charges and charges for using land-line networks. In proportion, the largest direct cost is the cost of using land-line networks. For ISPs to which we deliver content into their end-user distribution system via satellite broadcast, that is the "edge" of the Internet, we avoid the land-line costs. Because of our broadcast economics, we deliver content to ISPs at no charge, thereby relieving them of charges they ordinarily would be required to pay to receive content. The agreements with ISPs allow us to deliver content through their networks to the edge of the Internet. Although certain of the ISPs to which we deliver content have negotiated access fees, these fees have represented lower costs to iBEAM than paying for land-lines. The fees we pay to these ISPs are based on a percentage of the revenue we derive from content delivered through their network, ranging from 15 to 20%. Because the ISPs that we pay fees to tend to be the ISPs with larger networks, we believe that as we expand our network, we will pay fees with respect to more than 50% of the Internet traffic delivered through our network. In addition, we expect the aggregate number of ISPs that receive access fees will increase.

Indirect broadcasting costs are primarily the cost of equipment, operations management software and personnel related to operating a 24-hour network operations center. As such these costs are relatively fixed and independent of volume of content delivered.

Engineering and Development. Engineering and development expenses consist primarily of salaries and personnel costs related to the design, development and enhancement of our service and the development of new applications that may be added to our network. We believe that engineering and development is critical to our strategic business development objectives and intend to enhance our technology to meet the changing requirements of market demand. As a result, we expect our engineering and development expenses to increase in the future. The amount that we will actually spend on engineering and development expenses is highly uncertain and will depend on various factors that are difficult to predict including the rate at which we believe it is in our business interests to introduce new services and the availability for hire of qualified personnel.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related payroll costs, advertising and promotional expenses, consulting fees and legal and accounting services. We expect that selling, general and administrative expenses will increase in the future as we hire additional personnel, expand our operations domestically and internationally, initiate additional marketing programs, establish sales offices in new locations and incur additional costs related to the growth of our operations as a public company.

Amortization of Goodwill and Intangibles. Goodwill and intangibles are amortized over the respective estimated useful lives of three years and relates primarily to the Company's acquisition of webcasts.com in April 2000. Amortization of Stock-based Compensation. In connection with the grant of stock options to employees and consultants since inception, we recorded unearned stock-based compensation of $34.7 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Such an amount, net of amortization, is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable option. With regards to stock options granted to consultants, we re-value the associated stock-based compensation using the Black-Scholes option pricing model at each reporting date. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. We believe that the fair value of the stock options granted to consultants is more reliably measurable than the fair value of the services received, because we do not have records of time spent by each consultant on matters related to iBEAM, and we do not have the ability to ascertain what the fair market billing rates are for the consultant's work.

RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended June 30, 1999 and 2000

The results of operations related to webcasts.com are included in the Company's financial statements since the acquisition date of April 28, 2000.

Revenue. We recognized $3.4 million of revenue in the second quarter of 2000. Year to date in 2000, revenue was $3.9 million. We did not generate revenues in the first or second quarter of 1999. Fees for On-Stage, On-Air, and On-Demand accounted for 38%, 7%, and 32%, respectively, of total revenue for the second quarter of 2000. Year to date, fees for On-Stage, On-Air and On-Demand were 36%, 10% and 33%, respectively, of total revenue. As we continue to expand our network and as more companies distribute content over our network, we expect our revenue will increase in future periods. We also expect our On-Air and On-Demand services will increase as a percentage of total revenue.

Cost of revenue (Direct and Indirect). Cost of revenue increased by $10.0 million from $0.8 million in the second quarter of 1999 to $10.7 million in the second quarter of 2000. Year to date, cost of services increased by $16.6 million from $1.3 million in 1999 to $17.9 million in 2000. These increases were primarily due to network bandwidth, satellite transmission, co-location and content acquisition expenses of $6.5 million, network server and software depreciation of $2.9 million and salaries, bonuses and related taxes of $3.4 million as we expanded our network and added capacity. Headcount included in cost of services increased from 16 at June 30, 1999 to 92 at June 30, 2000.

Engineering and development. Engineering and development expenses increased by $4.1 million from $0.7 million in the second quarter of 1999 to $4.8 million in the second quarter of 2000. Year to date, engineering and development expenses increased by $7.4 million from $1.2 million in 1999 to $8.7 million in 2000. These increases were primarily due to consultant expenses of $0.8 million and salaries, bonuses and related taxes of $4.6 million as additional engineers were hired during 2000. Headcount included in engineering and development increased from 29 at June 30, 1999 to 137 at June 30, 2000.

Selling, general and administrative. Selling, general and administrative expenses increased by $10.0 million from $2.8 million in the second quarter of 1999 to $12.8 million in the second quarter of 2000. Year to date, selling, general and administrative expenses increased by $15.0 million from $4.9 million in 1999 to $19.9 million in 2000. These increases were primarily due to an increase in salaries, commissions, bonuses and related taxes of $6.1 million, travel and entertainment expenses of $0.9 million, advertising and promotional expenses of $4.3 million. The increases were necessary as we expanded our sales and marketing organization, promoted our network and began to provide infrastructure to support our growing operations. Headcount included in selling, general and administrative increased from 29 at June 30, 1999 to 188 at June 30, 2000.

Amortization of goodwill and intangibles. Amortization of goodwill and intangibles of $5.3 million began during the second quarter of 2000 resulting from the webcasts.com acquisition. We expect to amortize $15.9 million in the remainder of 2000, $31.9 million in 2001 and 2002, and $10.6 million in 2003.

Amortization of stock-based compensation. Amortization of employee stock-based compensation increased by $3.3 million from $.3 million in the second quarter of 1999 to $3.6 million in the second quarter of 2000. Year to date, amortization of employee stock-based compensation increased by $7.1 million from $.6 million in 1999 to $7.7 million in 2000. The increases were primarily due to the grant of stock options to newly hired employees and consultants. We expect to amortize $7.6 million in the remainder of 2000, $8.6 million in 2001, $3.9 million in 2002 and $1.4 million in 2003.

Other income and expense, net. Other income and expense, net increased from $40,000 in the second quarter of 1999 to $805,000 in the second quarter of 2000. Year to date, other income and expense, net increased from $69,000 in 1999 to $1.1 million in 2000. The increases were primarily due to an increase in interest income based on larger cash and investment balances resulting primarily from proceeds received from our initial public offering in May 2000 and private equity financings in October 1999 and February 2000.

Net loss. Net loss increased by $28.5 million from $4.6 million in the second quarter of 1999 to $33.1 million in the second quarter of 2000. Year to date, net loss increased by $57.3 million from $8.0 million in 1999 to $65.2 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through capital lease obligations and the sale of our capital stock. We have raised an aggregate of $229.5 million from the sale of our common and preferred stock through June 30, 2000, of which $115.5 million resulted from the initial public offering of our common stock in May 2000.

Net cash used in operating activities was $7.3 million for the six months ended June 30, 1999 and $39.0 million for the six month ended June 30, 2000. Cash used in operating activities for the six months ended June 30, 2000 was primarily due to our net loss of $54.4 and an increase in prepaid expenses and other assets of $6.3 million, offset in part by the amortization of stock-based compensation of $7.7 million, the amortization of goodwill and intangibles of $5.3 million, depreciation and amortization of $5.7 million, and an increase in accounts payable and accrued liabilities of $4.6 million.

Net cash used in investing activities was $2.9 million for the six months ended June 30,1999, relating to the purchase of property and equipment. Net cash used in investing activities was $54.5 million for the six months ended June 30, 2000, relating primarily to the purchase of property and equipment of $33.4 million, the net purchase of investments of $18.9 million and a loan of $10.0 million to webcasts.com, partially offset by cash received from acquisitions of $7.7 million.

Net cash flow provided by financing activities was $14.7 million for the six months ended June 30,1999 compared to $166.3 million for the six months ended June 30,2000. Cash provided by financing activities was the result of net proceeds from the sales of our preferred and common stock, partially offset by payments on our capital lease obligations.

As of June 30, 2000, we had cash, cash equivalents and investments of $121.5 million and credit facilities of $7.1 million. We expect the build-out of a global network and the funding of operations to develop and to market our services will require substantial investment. As of June 2000, we had raised $229.5 million from the sale of common and preferred stock and $13.3 million from equipment lease lines that are repayable over periods of up to four years. We expect to make at least $60.0 million in capital investments in 2000, of which $39.8 million was incurred during the six months ended June 30, 2000 and will require significant capital to fund other operating expenses. In addition, we are obligated to invest $5 million in iBEAM Asia and $10 million in iBEAM Europe. Our cash resources and available credit facilities are expected to fund our operations for at least the next twelve months. Thereafter, we will need to raise additional capital. However, we may seek to raise additional capital sooner. Since our expenditure levels will depend on discretionary factors within our control and competitive factors outside our control we are not able to determine the amount of future capital we will need to raise with a high degree of certainty.

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including but not limited to statements regarding our ability to significantly improve streaming media quality for Internet end-users, the deployment of our streaming media services to the market, future revenues and growth, successful expansion in Asia and Europe, the completion of the NextVenue acquisition, the success of recent acquisitions and joint ventures, market position, customer growth and adoption of our services and products including newly introduced services and products. Actual results may differ materially from those anticipated in any forward-looking statement as a result of certain risks and uncertainties, including, without limitation, the early stage of our operating history and the industry for Internet broadcast services, our ability to build our network to the edge of the Internet, our ability to manage our expansion and raise additional capital and the complexity of our broadcast network, our ability to complete customary closing conditions to the NextVenue acquisition, our ability to integrate new acquisitions and new joint ventures, continued growth in the use of our services by customers , the ability to add additional customers, our ability to increase the size of its network and operate it without interruptions, and the impact of competition. For other risks and uncertainties applicable to our business, investors are encouraged to refer to our S-1 Registration Statement, as amended filed in connection with our recent initial public offering.

RISK FACTORS THAT MAY AFFECT OPERATING RESULTS

     Because we are an early stage company that has generated limited revenues and only recently began offering our services in October 1999, our business and prospects are unproven and difficult to evaluate.


We were founded in March 1998 and began offering our Internet broadcasting services for streaming video and audio in October 1999. The revenue and income potential of our services and business and the size of our market are unproven. We have limited meaningful historical financial data upon which to base planned operating expenses and upon which investors may evaluate us and our prospects. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are and will continue to be fixed for the foreseeable future. Accordingly, we are subject to all of the risks that are associated with companies in an emerging industry and in an early stage of development, particularly companies in the rapidly evolving Internet infrastructure market, including:

     . Undercapitalization;

     . Cash shortages;

     . The unproven nature of our business plan;

     . The new and unproven nature of the market for our services;

     . The need to make significant expenditures and incur significant expenses as we develop our business and network;

     . The lack of sufficient clients and revenues to sustain our operations and growth without additional financing;

     . Difficulties in managing growth including integration of businesses that may be acquired into our business; and

     . Limited experience in providing some of the services that we offer or plan to offer.


If we are unsuccessful in addressing these risks, our business may be seriously harmed.

     We are entirely dependent on our Internet broadcasting services and applications, and our future revenue depends on their commercial success.

Our future revenue growth depends on the commercial success of our Internet broadcasting services and applications. We have recently begun to commercially introduce our streaming video and audio services and applications, and our future revenue growth will depend upon customer demand for these services and applications. Failure of our current and planned services and applications to operate as expected or the occurrence of any service interruptions or technical problems with our network could delay or prevent customer acceptance of our services. If our target customers do not adopt and purchase our current and planned services, our revenue will not grow significantly and we may not become profitable as a result.

     The current pricing of our On-Air and On-Demand services may not meet our gross margin objectives if less than 50% of the demand for content offered through these services is being served from the edge of the Internet.

We have priced our content delivery services on the assumption that by 2001 we will enjoy the benefits of delivering at least 50% of On-Air and On-Demand services from the edge of the Internet, which is the access point closest to the end user. However, there can be no assurance that at least 50% of the demand will come from consumers served by ISP's enabled with iBEAM edge service. Current experience indicates that the largest percentage of the demand for content delivered through our On-Air and On-Demand services is being generated by end-users accessing Internet radio and news from their offices and therefore requires more expensive land line delivery. If more than 50% of user demand comes from users that cannot be served from the edge of the Internet, the current pricing for our On-Air and On-Demand services will not meet our margin targets. As a result, we may have to increase our prices, which could decrease the demand for our services and harm our financial results.

     Our ability to build our broadcast network to the edge of the Internet is dependent on our relationship with Internet service providers.

The long-term growth in demand for On-Air and On-Demand services for the consumer market depends on our ability to build our broadcast network to the edge of the Internet. An edge network provides content providers with competitively better quality and lower-cost distribution of streaming video and audio content to home consumers. The development of our edge network requires that we locate our servers in the facilities of ISPs, which control the Internet access points closest to the end user. Based on current contracts with ISP's and installation plans, we expect to be able to serve up to 40% of Internet home consumers on our network through our servers located at the edge of the Internet by the end of 2000. In order to achieve this deployment, we estimate that we will need to make at least $2.0 million in capital expenditures for edge servers during the second half of 2000. We may choose to accelerate the deployment of our network or increase expenditures relating to our network. There can be no assurance that consumer demand for our edge service will result in 40% of traffic being delivered to our edge servers by the end of Year 2000.

To accomplish our business strategy of developing an edge network, we will need to deploy our edge servers in the facilities of Internet service providers. Although we provide Internet service providers with our servers at no cost, Internet service providers may nevertheless refuse to allow us to install our equipment in their facilities. If we are unable to further develop our edge network, our costs may increase and our services may not eliminate packet loss and jitter, resulting in poor quality service. If the quality of our services suffers we may lose or fail to obtain customers, which would harm our revenues. Therefore, our failure to deploy our edge servers close to the end user will cause our business and results of operations to suffer greatly. The development of our edge network will require that we not only enter into additional agreements with ISPs to locate our servers in their facilities, but also that we successfully move content from our hosting centers to our edge servers such that we serve end users from the edge.

Our agreements with larger ISPs are critical to the success of our business plan because through these agreements we gain access to large numbers of end users that we can reach through our satellite distribution network rather than through land-lines. Our agreements with high speed Internet access providers are important because through these agreements we can reach Internet users with high-speed or "broadband" connections from the edge of the Internet. These users tend to access greater volumes of streaming content. Unless we can reach large numbers of Internet users through our edge network, our services will not be attractive to content providers. In order to secure agreements with large ISPs and high speed Internet access providers, in some instances we have agreed to share between 15% and 20% of the revenue we derive from content delivered through their networks. We have also agreed to make non-refundable prepayments to ISPs in the amount of $5.5 million, of which $3.0 million has been paid as of June 30, 2000.

Our agreement with America Online provides that we will deploy our servers in America Online's facilities in North America. Considering the reach of America Online's network and market position as the leading provider of Internet access in the United States, our agreement with America Online is critical to our strategy of delivering more content to the edge of the Internet. The agreement will increase the availability of content delivered through our network on the edge of the Internet. The agreement with America Online has an initial two year term, but may be terminated by either party for material breach by the other upon 30 days notice. In addition, in the first year of the agreement America Online has the right to terminate the agreement if we do not deliver a required level of Internet content through their network. A termination of, or adverse change in, our relationship with America Online would seriously impair our efforts to establish and maintain an Internet broadcast network that can reach most U.S. Internet users.

Our agreement with Excite@Home provides that we will deploy our servers in Excite@Home national data centers upon Excite@Home's completion of their centers. Considering Excite@Home's position as a provider of high-speed Internet access though cable access, our agreement is important to the development of our network on the edge of the Internet. The agreement has a three year term. Either party may terminate the agreement with 30 days notice upon a material default by the other. Excite@Home may terminate the agreement upon 30 days notice upon a change of control of iBEAM. In addition, Excite@Home may terminate the agreement without cause after two years. A termination of, or adverse change in, our relationship with Excite@Home would seriously impair our efforts to establish an Internet broadcast network that can broadcast to the edge of the Internet.

Our agreement with Covad provides that we will deploy our servers in Covad's network, which is in North America. Considering the size of Covad's network and market position as a provider of broadband access using digital subscriber line, or DSL, technology, our agreement is important to the deployment of our edge servers. Within the first year of our agreement with Covad, either party may terminate the agreement upon 60 days notice. During the second and third years of the agreement, either party may terminate the agreement upon a material breach by the other. A termination of, or adverse change in, our relationship with Covad could harm our efforts to deploy our edge servers and our ability to develop new technologies that complement our existing service offerings.

Our agreement with Northpoint provides that we will deploy our services in Northpoint's network, which is in North America. Considering the size of Northpoint's network and market position as a provider of broadband access, our agreement is important to the deployment of our edge servers. The agreement has a three year term and is terminable by either party upon 60 days notice in the first year of the agreement. In the second and third years of the agreement, either party may terminate the agreement due to a material breach by the other. A termination of, or adverse change in, our relationship with Northpoint could harm our efforts to deploy our edge servers.

     Because our Internet broadcasting network is complex and is deployed in complex environments, it may have errors or defects that could seriously harm our business.

Our Internet broadcasting network is highly complex and is deployed in complex environments. Because of the nature of our services, we can only fully test it when it is fully deployed in very large networks with high traffic volumes. Given the current early stage of deployment of our network, we cannot test it for all possible defects. However, as a result of testing conducted to date, we and our customers have from time to time discovered errors and defects in our software. Since we commenced offering our services in October 1999, we have experienced four network outages, one of which was due to failure of our network software and three of which were due to outages of third party land-line network services providers. We may continue to experience problems with our software. Outages that have occurred to date have resulted in between one and nine hours of network downtime during which time we were prevented from delivering our services to our customers. These downtimes resulted in lost revenues for usage not billed during down periods.

In the future, there may be additional errors and defects in our software and servers that may adversely affect our service. If we are unable to efficiently fix errors or other problems that may be identified, we could experience:

     . Loss of or delay in sales and loss of market share;

     . Loss of customers;

     . Failure to attract new customers or achieve market acceptance;

     . Diversion of development resources;

     . Loss of credibility;

     . Increased service costs; or

     . Legal action by our customers.


     Any failure of our network infrastructure or the satellite or land-line communication services provided to us by third part providers could lead to significant costs and disruptions which could harm our reputation and cause us to lose customers, which would have a negative impact on our revenues.

Our business and reputation are dependent on providing our customers with high-fidelity and low-cost Internet broadcasting services through our network. To meet these customer requirements, we must protect our network infrastructure against damage from:

     . Human error;

     . Network software errors;

     . Physical or electronic security breaches;

     . Fire, earthquake, flood and other natural disasters;

     . Power loss; and

     . Sabotage and vandalism.


Our costs are generally higher and quality of service is generally lower when we deliver content to end users from our hosting centers rather than our edge servers. As a result, the occurrence of any of the unanticipated problems listed above at one or more of our edge servers could result in service interruptions or significant damage to equipment, increase our costs and cause a degradation in the quality of our services. Further, if we are unable to provide our network services to our customers, we could face legal action by our customers, which would be costly and divert management's attention from important business activities. Because our servers are located in the facilities of others, such as Internet service providers and Internet hosting companies, we must rely on others to protect our equipment.

Our network architecture uses satellite transmission to bypass the congestion of the Internet backbone by broadcasting directly to our edge servers. We have entered into a three-year agreement with a satellite service provider for transmission capacity over a specified satellite. While the agreement provides for a back-up satellite if difficulties arise with our designated satellite, if we are required to change the designated satellite we would be required to readjust our equipment. This adjustment could take several weeks and would result in a decrease in the quality of our service and an increase in our cost relating to the more expensive transmission costs of distributing content from our hosting centers over our land-line network. The ongoing failure of the satellite service we use could prevent us from broadcasting content directly to the edge of the Internet. This would significantly increase our costs and reduce our ability to cost-effectively broadcast high-fidelity streaming video and audio content.

Since we commenced offering our services in October 1999, we have experienced four network outages. One was caused by a failure of one of our servers and the other three were caused by a failure in the land-line communication services provided to us by third parties. Outages that have occurred to date have resulted in between one and nine hours of network downtime during which time we were prevented from delivering our services to our customers. These downtimes resulted in lost revenues for usage not billed during down periods.

     We may have inaccurately predicted our satellite capacity needs and may find it difficult to add capacity when needed on reasonable terms.

We may need to add additional satellite capacity as we take on additional content provider customers that distribute their content over our network. Increases in the amount of content that is broadcast through our network decreases our remaining satellite capacity. We are currently using only a small fraction of our contracted for capacity. Nevertheless, we cannot assure you that we have contracted for sufficient satellite capacity under our current three-year satellite capacity contract, that we will be able to renew this contract or that we would be able to increase satellite capacity through our current or a potential additional provider. Additional capacity may not be available to us on reasonable terms or at all. Failure to obtain necessary capacity would limit revenue growth.

     The market for Internet broadcasting services is new and our business will suffer if it does not develop as we expect.

The market for Internet broadcasting services is new and rapidly evolving. Content providers, such as existing web-based companies and traditional media and entertainment companies, may not increasingly seek to broadcast streaming video and audio over the Internet. Therefore, we cannot be certain that a viable market for our services will emerge or be sustainable. If this market does not develop, or develops more slowly than we expect, our revenues will suffer and we may not become profitable.

     The markets in which we operate are highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources.

We compete in a market that is new, intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we do. Some of our current and potential competitors have the financial resources to withstand substantial price competition. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances that they could use to their advantage in competitive situations, including relationships with many of our current and potential customers. We do not have exclusive contracts with Internet service providers for the deployment of our servers within their networks and we expect that many Internet service providers will allow our competitors to install equipment at their sites. In addition, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

Some of our current or potential competitors may bundle their services with other software or hardware to offer a full range of Internet broadcasting products and services to meet all of the content distribution needs of content providers. We currently do not offer a full range of products and services. This may discourage content providers from purchasing services we offer or Internet service providers from installing our servers in their facilities.

As competition in the Internet broadcasting market continues to intensify, new solutions will come to market. We are aware of other companies that are focusing or may in the future focus significant resources on developing and marketing products and services that will compete with ours. We believe our competitors primarily come from five market segments:

     . Internet content distribution networks which accelerate delivery of web pages, such as Akamai, Digital Island, Enron Communications and Intel;

     . Internet webcasting companies that deliver streaming media through land-line networks, such as InterVu which was acquired by Akamai;

     . Internet software vendors that reduce the cost of content distribution by storing content near the end user, such as Inktomi;

     . Internet production and event services companies, such as Broadcast.com and Network24 Communications which was acquired by Akamai; and

     . Satellite companies that deliver streaming video through satellite networks, such as PanAmSat and Cidera.

Increased competition could result in:

     . Price and revenue reductions and lower profit margins;

     . Increased cost of service from telecommunications providers and revenue sharing demands by ISPs;

     . Loss of customers; and

     . Loss of market share.


Any one of these results would harm our financial results.

We believe that the Internet broadcasting and content delivery industry is likely to encounter consolidation, such as the recent acquisition of InterVu by Akamai, both of which compete with us. This consolidation could lead to the formation of more formidable competitors and could result in increased pressure on us to decrease our prices. In addition, consolidation among Internet content providers could reduce the number of potential customers for our services and may increase the bargaining power of these organizations, which could force us to lower prices.

     Because our Internet content provider customers may terminate the use of our services at any time without penalty, revenues from these customers may decrease significantly without notice.

We do not have exclusive contracts with our Internet content provider customers. These customers may refrain from using our services or shift to use the services of our competitors at any time without penalty. There is a risk that some content providers will determine that it is more cost effective for them to develop and deploy their own Internet broadcasting or content delivery systems than it is to outsource these services to companies such as iBEAM.

This competitive threat is particularly acute from content providers that own content distribution networks. If any of our existing or future content provider customers make this determination and refrain from using our services, our revenues will be harmed. A vertically integrated competitor is more likely to use their internal resources rather than outsourcing these services to us.

     If our commercial relationship with Microsoft terminates, then our business could be harmed.

We entered into an agreement with Microsoft Corporation in September 1999. Our agreement with Microsoft provides that Microsoft will recommend us as a service provider for the delivery of broadband streaming media over the Internet. Considering the widespread acceptance of Microsoft's Windows technology, we believe Microsoft's recommendation in this regard will be an important source of customers for us. This agreement may be terminated by either Microsoft or us if the other party materially breaches the agreement. A termination of, or significant adverse change in, our relationship with Microsoft could harm our ability to obtain customers and develop new technologies that complement our existing service offerings.


     Our business will suffer if we do not respond rapidly to technological changes or if new technological developments make our services non-competitive or obsolete.

The market for Internet broadcasting services is characterized by rapid technological change, frequent new product and service introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. If competitors introduce products, services or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge, our services may become non-competitive or obsolete, which would harm our revenues and cause our business and financial results to suffer. In addition, technological developments could eventually make Internet infrastructure much faster and more reliable such that performance enhancing services like those we provide would be less relevant to content providers.

In developing our service, we have made, and will continue to make, assumptions about the standards that our customers and competitors may adopt. If the standards adopted are different from those which we may now or in the future promote or support, market acceptance of our service may be significantly reduced or delayed and our business will be seriously harmed. In addition, the emergence of new industry standards could render our existing services non-competitive or obsolete.

     We had operating losses of $30.2 million for the year ended December 31, 1999 and $55.6 million for the six months ended June 30, 2000 and our accumulated deficit was $99.4 million as of June 30, 2000. Considering that operating expenses are expected to increase in future periods we will need to increase our revenues significantly to achieve profitability.

We have never been profitable. We had operating losses of $30.2 million for the year ended December 31, 1999 and $55.6 million for the six months ended June 30, 2000 and our accumulated deficit was $99.4 million as of June 30, 2000. Considering that operating expenses are expected to increase in future periods we will need to increase our revenue significantly to achieve profitability. Our operating losses as a percentage of revenue were 20,247% in 1999 and 1,420% for the first six months 2000. In fiscal 2000, based on the planned deployment of our network, we expect to have capital expenditures of at least $60.0 million, of which approximately $39.8 million was incurred in the first six months. We expect to continue to incur increasing operating losses in the future. We will apply the proceeds from our initial public offering to pay for our capital expenditures and to fund these losses.

We cannot be certain that our revenue will grow or that we will achieve sufficient revenue to achieve profitability. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have large fixed expenses, and we expect to continue to incur significant and increasing sales and marketing, product development, administrative and other expenses, including fees to obtain access to bandwidth transport of data over our network, while we build out our network to the edge of the Internet. As a result, we will need to generate significantly higher revenues to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, we may not become profitable.

     The uncertainty in the sales and installation cycles for our service resulting from our limited operating history may cause revenue and operating results to vary significantly and unexpectedly from quarter to quarter, which could adversely affect our stock price.

Because of our limited operating history and the nature of our business, we cannot predict our sales and installation cycles. The uncertain sales and installation cycles may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter. If this occurs and our quarterly operating results fall below the expectations of our investors or securities analysts, if any are covering our common stock, then the market price of our common stock could decline.

     We expect the rates we can charge for our services to decline over time, which could reduce our revenue and could cause our business and financial results to suffer.

We expect the prices we can charge for our Internet broadcasting services will decline over time as a result of, among other things, the increasing availability of bandwidth at reduced costs and existing and new competition in the markets we address. If we fail to accurately predict the decline in costs of bandwidth or, in any event, if we are unable to sell our service at acceptable prices relative to our costs, or if we fail to offer additional services from which we can derive additional revenue, our revenue will decrease and our business and financial results will suffer.

We are currently pricing our services at levels that exceed our direct variable costs but are insufficient to cover indirect costs such as our network operations center and billing system. There is no assurance that our revenues will increase to cover our increasing indirect costs, or that we have accurately estimated indirect costs. If we fail to increase revenues, we may not be able to achieve or maintain profitability.


     Our business will suffer if we do not anticipate and meet specific customer requirements.

Our current and prospective customers may require features and capabilities that our current service offering does not have. To achieve market acceptance for our service, we must effectively and timely anticipate and adapt to customer requirements and offer services that meet these customer demands. The development of new or enhanced services is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of these new or enhanced services. In addition, the introduction of new or enhanced services also requires that we manage the transition from older services to minimize disruption in customer service and ensure that we can deliver services to meet anticipated customer demand. Our failure to offer services that satisfy customer requirements would decrease demand for our products and seriously harm our revenues and financial results.

     Our business will suffer if we do not expand our direct and indirect sales organizations and our customer service and support operations.

We currently have limited sales and marketing experience and limited trained sales personnel. Our limited experience may restrict our success in commercializing our services. Our services require a sophisticated sales effort targeted at a limited number of key people within our prospective customers' organizations. This sales effort requires the efforts of trained sales personnel. We need to expand our marketing and sales organization in order to increase market awareness of our service and generate increased revenue. We are in the process of building our direct sales force and plan to hire additional qualified sales personnel. Competition for these individuals is intense, and we might not be able to hire the kind and number of sales personnel we need. In addition, we believe that our future success is dependent upon our ability to establish successful relationships for indirect sales with a variety of distribution partners. If we are unable to expand our direct and indirect sales operations, we may not be able to increase market awareness or sales of our service, which may prevent us from increasing our revenue and achieving and maintaining profitability.

Hiring customer service and support personnel is very competitive in our industry because there is a limited number of people available with the necessary technical skills and understanding of our market. Once we hire these personnel, they require extensive training. If we are unable to expand our customer service and support organization or train these personnel as rapidly as necessary, we may not be able to maintain satisfied existing customers of our service, which would harm our revenues and our ability to achieve or maintain profitability.

We will incur significant costs relating to the planned expansion of our marketing, sales and customer support organization. We are unable to quantify the expenses associated with expanding our sales organization and customer service and support operations because these expenses depend on a number of factors relating to our operations, including the rate of hiring personnel and the timing and amount of marketing and advertising expenses. We expect that over the next two years these costs will significantly exceed any revenues that we receive for our services. We expect to apply the proceeds from this offering to the payment of these expenses. If our revenues do not grow in the future, these costs may never be recuperated and we may not become profitable.

     We face a number of risks related to our acquisitions of webcasts.com and Server-Side Technologies, and we may face similar risks in the future if we acquire other businesses or technologies.


In April 2000, we acquired webcasts.com and in June 2000, we acquired Server-Side Technologies. Also in July 2000 we entered into an agreement to acquire NextVenue Inc. which is expected to close in the forth quarter of 2000. If we are unable to effectively integrate these companies' products, personnel and systems, our business and operating results are likely to suffer. The integration of webcasts.com will be made more difficult because webcasts.com operations are located in Oklahoma City, Oklahoma, where we otherwise have no operations. We expect the integration of these companies to place a significant burden on our management team by diverting management's attention from the day-to-day operations of iBEAM.

As part of our business strategy, we frequently review acquisition and strategic investment prospects that would complement our current service offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we make any future acquisitions, we could:

     . Issue equity securities, which would dilute current stockholders' percentage ownership;

     . Incur substantial debt, the holders of which would have claims to our assets in preference to the holders of our common stock; or

     . Assume contingent liabilities, which could materialize and involve significant cost.


These actions could materially and adversely affect our operating results and/or the price of our common stock. Acquisitions and investments may require us to incur significant amortization and depreciation charges and acquisition related costs that adversely affect our financial results. Acquisitions and investment activities also entail numerous risks, including:

     . Difficulties in the assimilation of acquired operations, technologies or services;

     . Unanticipated costs associated with the acquisition or investment transaction;

     . Adverse effects on existing business relationships with suppliers and customers;

     . Risks associated with entering markets in which we have no or limited prior experience; and

     . Potential loss of key employees of acquired organizations.


We may not be able to successfully integrate webcasts.com, Server-Side Technologies or any business, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business. We continue to look for acquisitions and investments.

     As a result of our recent acquisitions, we have recorded goodwill and acquired intangibles, the amortization of which will increase our operating expenses.

As a result of the webcasts.com acquisition, we recorded $95.2 million of goodwill and acquired intangibles, which is amortized over a three-year period. This will increase our operating expenses by approximately $21.1 million in 2000, $31.7 million in 2001 and 2002 and $10.7 million in 2003. We also recorded $0.4 million of intangibles related to the Server-Side Technologies acquisition, which will be amortized over a three-year period. In addition, based on NextVenue's capitalization and our share price of $18 per share on June 30, 2000, upon the closing of our acquisition of NextVenue we expect to record $354.8 million of goodwill acquired intangibles, the amortization of which is expected to occur over three to five years, pending completion of an independent appraisal.

To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment could be considered impaired and could be subject to earlier write-off. In such event, our net loss in any given period could be greater than anticipated and the market price of our stock could decline.

     We will require additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.


The expansion and development of our business will require significant capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs. In fiscal 2000, we expect to make $60.0 million in capital expenditures, of which $39.8 million was incurred in the first six months, including investments in edge servers, hosting centers and our network operations center, and we expect to incur significant and increasing losses. In addition, we are obligated to invest $5 million in iBEAM Asia and $10 million in iBEAM Europe. During the next twelve months, we expect to meet our cash requirements with existing cash, cash equivalents and short-term investments, the net proceeds from our initial public offering and cash flow from sales of our services.

We may fail to generate sufficient cash flow from the sales of our services to meet our cash requirements. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. If we seek to raise additional capital through the issuance of equity or equity-related securities, the percentage ownership of existing stockholders will be diluted.

By mid-2001 and possibly sooner, we will need to raise additional capital. We may not be able to obtain future equity or debt financing on favorable terms, if at all. Future borrowing instruments such as credit facilities and lease agreements are likely to contain restrictive covenants and may require us to pledge assets as security for borrowings thereunder. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business.

We may decide to raise additional equity capital in the next twelve months through a follow-on public offering. The decision to do a follow-on public offering will depend on market conditions, including whether our stock price has increased and whether there is additional demand for our stock, and our need for additional funds at the time. Our business will suffer if we fail to manage the expansion of our operations properly.

     Our business will suffer if we fail to manage the expansion of our operations properly.

We have grown rapidly by hiring new employees and by expanding our offering of services. Our total number of employees grew from approximately 40 on March 31, 1999 to 420 on June 30, 2000 and several members of our senior management team have only recently joined us. The acquisitions of webcasts.com and Server-Side Technologies added 94 employees. This growth has placed, and our growth in future operations, if any, will continue to place, a significant strain on our management systems and resources. Our ability to offer our services and implement our business plan in a rapidly evolving market requires an effective planning and management process. If we fail to:

     . Improve our financial and managerial controls, reporting systems and procedures,

     . Hire, train, manage and retain additional qualified personnel, including additional senior management level personnel to fulfill our current of future needs,

     . Integrate the operations of webcasts.com and Server-Side Technologies, and

     . Effectively manage and multiply relationships with our customers, suppliers, and other third parties,


We may be unable to execute our business plan, which would curtail our growth and harm our results of operations.

In addition, we have recently hired and plan to hire in the near future a number of key employees and officers. To become integrated into our company, these individuals must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. If we fail to integrate new employees in an efficient manner, our business and financial results will suffer.

     The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect our quarterly results include the following:

     . Fluctuations in the demand for our Internet broadcasting services;

     . The timing and size of sales of our services;

     . The timing of recognizing revenue and deferred revenue;

     . New product and service introductions and enhancements by our competitors and ourselves;

     . Changes in our pricing policies or the pricing policies of our competitors;

     . Increases in the prices of, and availability of, the products, services or components we purchase, including bandwidth;

     . Our ability to attain and maintain quality levels for our services;

     . Expenses related to testing our services;

     . Costs related to acquisitions of technology or businesses; and

     . General economic conditions as well as those specific to the Internet and related industries.


We plan to increase significantly our operating expenses to fund the build-out of our broadcast network, accelerate engineering and development, expand our sales and marketing operations, broaden our customer support capabilities and continue to develop new distribution channels. We also plan to expand our general and administrative functions to address the increased reporting and other administrative demands resulting from our initial public offering and the increasing size of our business. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue for the reasons set forth above, or for any other reason, could cause significant variations in our operating results from quarter to quarter and could result in substantially operating losses.

Due to the above factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarters our operating results may be below the expectations of investors and security analysts, if any follow our stock. In this event, the price of our common stock will probably fall.

     We rely on a limited number of customers, and any decrease in revenues from, or loss of, these customers, without a corresponding increase in revenues from other customers, would harm our operating results.

Our customer base is limited and highly concentrated. In the six months ended June 30, 2000, iBEAM Asia accounted for 16% of revenue, and MTV Interactive accounted for 12% of revenue. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, we may not be able to replace these orders. In addition, any downturn in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. Sales to any single customer may vary significantly from quarter to quarter.

America Online accounted for an aggregate of 20% of webcasts.com's revenue in 1999. The loss of this customer, or a significant reduction in the level of webcasts.com's services used by this customer, could seriously harm our results of operations.

     We expect to amortize stock-based compensation expense of $7.6 million in the remainder of 2000, $8.6 million in 2001, $3.9 million in 2002, and $1.4 million in 2003, which will decrease our net earnings during these periods.


In connection with the grant of stock options to employees and consultants for the period from March 20, 1998 (inception) to June 30, 2000, we recorded unearned stock-based compensation of $34.7 million, of which $5.4 million was amortized during 1999 and $7.7 million was amortized in the first six months of 2000. If our stock price increases, the amount of stock-based compensation related to stock option grants to consultants would increase as the fair value of these grants is re-measured at each reporting date using a Black-Scholes option pricing model. These expenses will increase our losses during each of these periods and delay our ability to achieve profitability.

     We depend on our executive officers to manage our business effectively in a rapidly changing market and, if we are unable to retain our executive officers, our ability to compete could be harmed.

Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on in implementing our business plan. We do not have "key person" life insurance covering any of our executive officers. The loss of services of any of our executive officers could delay the development and introduction of and negatively impact our ability to sell our services.

     We face risks associated with international operations that could harm our business.

To be successful, we believe we must expand our international operations. Therefore, we expect to commit significant resources to expand our international sales and marketing activities. We are currently targeting the United Kingdom, Germany, France, Hong Kong, Singapore, Indonesia, Malaysia and India for expansion. The expenses we will incur in expanding our international operations will depend on the arrangements into which we will enter to provide our services in such markets. These factors have yet to be determined.

In May 2000, we entered into an agreement with Pacific Century CyberWorks to establish a joint venture, named iBEAM Asia, to introduce our network services to the Pacific Rim, the Indian subcontinent and the Middle East. In July 2000, we entered into an agreement with Societe Europenne Des Satellites S.A. to establish a joint venture, named iBEAM Europe, to introduce our network services to Europe. In order to bring our services to these regions, the joint ventures will need to deploy a network of servers, which will involve large capital expenditures and operating expenses. We initially expect to incur approximately 49% of the operating losses of iBEAM Asia and 66% of the operating losses of iBEAM Europe. We expect our ownership interests, and therefore our share of the operating losses of the joint ventures, to decline in the future as the joint ventures raise additional funding through sales of equity interests to third parties, which would dilute our interests. We expect iBEAM Asia to begin delivering content to end users by the end of 2000 and iBEAM Europe by the first quarter of 2001. In connection with the formation of the joint venture, we will contribute $5.0 million to iBEAM Asia and $10 million to iBEAM Europe. We expect that the joint ventures will be funded thereafter from independent third party sources. We may decide to provide additional financing to the joint ventures in the future if the joint ventures is unable to raise additional funding from third parties on favorable terms. In addition, we may provide additional financing to iBEAM Europe to maintain our majority ownership.

In addition, in connection with our expansion into Asia, Europe, Latin America, Africa and the Middle East pursuant to our agreement with InterPacket, we will incur capital expenditures in connection with our deployment of servers in InterPacket's network. InterPacket's network serves developing countries and there can be no assurance that these markets will develop sufficiently to justify our investments. We currently plan to begin placing servers in up to 20 locations in InterPacket's network in the second half of 2000. We expect that our capital expenditures in 2000 in connection with deployment in InterPacket's network will be less than $1.0 million.

We may be unable to maintain or increase market demand for our service internationally, which may harm our business. As we expand internationally, we will be increasingly subject to a number of risks associated with international business activities that could increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

     . Potential difficulty in enforcing intellectual property rights in foreign countries;

     . Compliance with and unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

     . Lack of availability of trained personnel in international locations;

     . Tariffs, export controls and other trade barriers;

     . Longer accounts receivable payment cycles than in the United States;

     . Potential difficulty in obtaining access to additional satellite and telecommunication transmission capacity;

     . Potential difficulty of enforcing agreements and collecting receivables in some foreign legal systems;

     . Potentially adverse tax consequences, including restrictions on the repatriation and earnings;

     . General economic conditions in international markets; and

     . Currency exchange rate fluctuations.

     Any inability to adequately protect our intellectual property could harm our competitive position.


We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our future growth, if any, will depend on our ability to continue to seek patents and otherwise protect the intellectual property rights in our network technology. However, these legal protections afford only limited protection; competitors may gain access to our network technology, including our software and server technology, which may result in the loss of our customers. Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our service. This would cause our revenues to decline and seriously harm our results of operations.

We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel. As a result, our operating results could suffer and our financial condition could be harmed.

     We could incur substantial costs defending our intellectual property from infringement or a claim of infringement.

Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Companies in the Internet industry are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Our patent applications to date cover our streaming platform standard, content management, distribution capabilities and subscriber management. If a company brings a claim against us, we may be found to infringe their proprietary rights. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed.

In January 2000, we received a letter from a competitor, which suggested that we review patents to which this competitor claims rights. These patents purport to cover "a system and method for delivery of video and data over a computer network." We believe that we do not infringe any claims of these patents. However, there can be no assurance that this competitor will agree with our conclusion or not pursue a claim or litigation against us. To date, no complaint has been filed or served.

Intellectual property litigation or claims could force us to do one or more of the following:

     . Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

     . Obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms if at all; and

     . Redesign products or services that incorporate the disputed technology.


If we are forced to take any of the foregoing actions, we could face substantial costs and our business may be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to indemnify us for all liability that may be imposed.

     Internet-related laws could cause us to change the manner in which we operate our network, which could be disruptive, time consuming and expensive.


Our Internet broadcast network is designed to deliver streaming media to large audiences of simultaneous users. Currently our network and the media we broadcast are largely unregulated, even though traditional television and radio are highly regulated by the Federal Communications Commission. If laws and regulations that apply to communications over the Internet are enacted that require us to change the manner in which we operate our network, our business could be disrupted with time consuming and expensive modifications of our technology. In addition, our business could be harmed to the extent that our content provider customers are adversely affected. Laws and regulations that apply to communications over the Internet are becoming more prevalent. Several bills are currently being considered by the U.S. Congress. Recently the U.S. Congress enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations, and is currently considering copyright legislation that may extend the right of reproduction held by copyright holders to include the right to make temporary copies for any reason. The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could harm our business directly or indirectly due to effects on our customers.

     Our stock price may be volatile which could result in litigation against us and substantial losses for our investors.

The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock in the public market to fluctuate significantly:

     . Announcements by us or our competitors of significant contracts, new products or services offerings or enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments;

     . Variations in our quarter-to-quarter operating results including our failure to meet estimates of financial analysts;

     . Changes in financial estimates by securities analysts, if any analysts elect to follow our stock;

     . Our sales of common stock or other securities in the future or substantial sales by current stockholders after the 180-day lock-up relating to our initial public offering expires;

     . Changes in market valuations of networking, Internet and telecommunications companies;

     . The addition or departure of our personnel; and

     . Fluctuations in stock market prices and volumes.

In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies' common stock. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect our business and results of operations.

     Insiders beneficially own approximately 38% of our outstanding common stock, which could limit our investors' ability to influence the outcome of key transactions, including changes of control.


Our executive officers and directors, together with Accel Partners and Crosspoint Venture Partners, each of which is an entity affiliated with one of our directors, own in the aggregate approximately 38% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

     Provisions of our charter documents and agreements with some of our large stockholders may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.


Our board of directors is divided into three classes, with each class serving staggered three-year terms. This may discourage a third party from making a tender offer or otherwise attempting to obtain control of us because it generally makes it more difficult for stockholders to replace a majority of the directors. We have in place procedures which prevent stockholders from acting without holding a meeting and which limit the ease with which a stockholder meeting can be called. We are subject to the "interested stockholder" provisions of Delaware law which impose restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

In addition, each of Microsoft, Sony, Pacific Century CyberWorks, America Online, Covad and Liberty Media, which in the aggregate own approximately 16% of our common stock, have agreed to vote their securities as directed by our board of directors in any merger in which more than 50% of our voting power is transferred or in a sale of substantially all of our assets. This obligation lapses for each of these companies if and when it owns less than 5% of our voting power. Microsoft, Sony, Pacific Century CyberWorks, America Online, Excite@Home and Covad have each also agreed not to acquire more than 15.0% of our voting stock at any time before the end of April 2005 without our permission. Our agreement with these stockholders could make it more difficult for a third party or one of these entities to acquire us, even if doing so would be beneficial to our stockholders.

     The sale of a substantial number of shares of common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. Based upon shares outstanding as of June 30, 2000, we will have 108,111,550 shares of common stock outstanding. Of these shares, 11,587,150 of the shares of common stock that we sold in our initial public offering are freely tradeable in the public market without restriction unless held by our affiliates, in which case the shares are tradeable subject to certain volume limitations. The remaining 1,062,850 shares of common stock that we sold in our initial public offering and the 843,639 shares of common stock that we intend to register for resale on a Form S-8/S-3 are subject to 180-day lock-up agreements entered into between the holders of these shares and Morgan Stanley & Co. Incorporated, one of the representatives of the underwriters for our initial public offering. These lock-up agreements provide that such holders will not sell their shares until November 14, 2000. Upon expiration of these lock-up agreements these shares will be freely tradeable.

The remaining 94,617,911 shares of outstanding common stock are subject to similar lock-up agreements and, as a result of being issued and sold by us in reliance on exemptions from the registration requirements of the Securities Act, are limited by resale restrictions. Upon expiration of the lock-up agreements on November 14, 2000, an aggregate of 81,211,517 will be eligible for sale, in some cases subject only to volume, manner of sale and notice requirements of Rule 144 under the Securities Act.

As of the date hereof, we also have 14,073,849 shares subject to outstanding options under our stock option plans and 9,326,330 shares are available for future issuance under these plans. We intend to register the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans and the 1,500,000 shares of common stock reserved for issuance under our 2000 employee stock purchase plan. Accordingly, shares underlying vested options will be eligible for resale in the public market beginning on November 14, 2000.

In addition, 1,949,987 shares of our common stock issuable upon exercise of warrants will become eligible for sale on various dates upon expiration or release of the lock-up agreements. After this offering and expiration or release of the lock-up agreements, holders of 76,328,908 shares of the common stock and the holders of warrants to purchase approximately 1,438,687 shares of common stock may require us to register their shares for resale under the federal securities laws.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We offer our services in the United States and anticipate distributing U.S.- based content in Asia and Europe in 2000. As a result, our financial results could be affected by factors including weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the short-term nature of our investments, we believe that there is no material interest rate risk; therefore, no quantitative tabular disclosures are required.

                         PART II -- OTHER INFORMATION


ITEM 1   Not Applicable


ITEM 2   Changes in Securities and Use of Proceeds

We completed our initial public offering ("IPO") on May 23, 2000, pursuant to a Registration Statement on Form S-1 (File No. 333-95833), which was declared effective by the Securities and Exchange Commission on May 17, 2000. In the IPO, we sold an aggregate of 12,650,000 shares of common stock (including 1,650,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at $10.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $126,500,000. The aggregate net proceeds were approximately $115,532,000, after deducting underwriting discounts and commissions of approximately $8,855,000 and directly paying expenses of the offering of approximately $2,113,000. Morgan Stanley & Co. Inc., Bear, Stearns & Co. Inc., FleetBoston Robertson Stephens Inc. and J.P. Morgan Securities Inc. were the lead underwriters for the IPO.

In addition to funding operating losses since the completion of the IPO, we expect to use the net proceeds for general corporate purposes, including working capital and capital expenditures, and to fund operating losses. We also anticipate spending at least $20 million of the proceeds from our IPO on capital expenditures primarily for the purpose of expanding our network operations. In addition, we intend to use $5.0 million of the proceeds as a capital contribution to iBEAM Asia upon formation of this joint venture, $10.0 million of the proceeds as a capital contribution to iBEAM Europe upon formation of this joint venture and up to $1.0 million of the proceeds for capital expenditures in connection with the deployment of our servers in InterPacket's network. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. Our management will retain broad discretion in the allocation of the remaining proceeds from our IPO.

ITEM 3   Not Applicable

ITEM 4   Results of Votes of Security Holders

The following matters were submitted to a vote of security holders:

On May 8, 2000, shareholders approved the following by written consent of 53% of shares entitled to vote:

     1. The number of shares of Company common stock available under the 2000 Employee Stock Purchase Plan was increased from 688,500 to 1,500,000.

     2. The annual increase in the number of shares of common stock available under the 2000 Employee Stock Purchase Plan was increased from the lesser of (i) 2% of the Company's outstanding common stock on the first day of the calendar year, (ii) 1,927,000 shares, or (iii) such other lesser amount as determined by the Board of Directors; to the lesser of (i) 2% of the Company's outstanding common stock on the first day of the calendar year, (ii) 3,000,000 shares, or (iii) such lesser amount as determined by the Board of Directors.

     3. The 2000 Employee Stock Purchase Plan's purchase period for calendar year 2000 was changed from the first trading day after April 30 and October 31 to the first trading day after January 31 and July 31.

     4. The 2000 Stock Plan was amended to provide that the annual increase in the number of shares of the Company's common stock available under the plan was increased from the lesser of (i) 5% of the Company's outstanding common stock on the first day of the calendar year, (ii) 5,508,000 shares, (iii) or such other lesser amount as determined by the Board of Directors to the lesser of (i) 5% of the Company's outstanding common stock on the first day of the calendar year, (ii) 10,000,000 shares, (iii) or such lesser amount as determined by the Board of Directors.

On April 12, 2000, the shares approved by written consent of 55% of the shares entitled to vote:

     1. An amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Series F Preferred Stock to 10,000,000; increase the number of authorized shares of Series G Preferred Stock to 1,125,000; and increase the number of authorized shares of Series H Preferred Stock to 600,000 shares.

ITEM 5   Not Applicable

ITEM 6   Exhibits and Reports on Form 8-K.

         (a) Exhibits:

            Exhibit
            -------
            Number    Description
            ------    -----------
             2.1      Agreement and Plan of Reorganization by and among iBEAM
                      Broadcasting Corporation, Sarah Acquisition Corp. and
                      NextVenue Inc. dated July 25, 2000.

             10.19 Promissory Note and Security Agreement held by the Registrant for David Brewer, each dated May 17, 2000.

             10.20 Promissory Note and Security Agreement held by the Registrant for Thomas Gillis, each dated May 17, 2000.

             10.21 Promissory Note and Security Agreement held by the Registrant for Andrew Henry, each dated May 17, 2000.

             10.22 Promissory Note and Security Agreement held by the Registrant for JP McDermott, each dated May 17, 2000.

             10.23 Promissory Note and Security Agreement held by the Registrant for Joseph Shepela, each dated May 17, 2000.

             10.24 Promissory Note and Security Agreement held by the Registrant for Daniel Sroka, each dated May 17, 2000.

             27.1     Financial Data Schedule

         (b) Reports on Form 8-K:
                  We did not file any Reports on Form 8-K during the quarter ended June 30, 2000.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                 IBEAM BROADCASTING CORPORATION

                                 By: /s/ Chris Dier
                                    --------------------------------
                                    Chris Dier
                                    Vice President and Chief Financial Officer




Date: August 11, 2000