Form 10-Q
period 2000-09-30
IBEAM BROADCASTING CORP
filed 2000-11-14
CIK 1098570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

000-37258
(Commission File Number)

iBEAM BROADCASTING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3296895 (I.R.S. Employer Identification No.)

645 Almanor Avenue Sunnyvale, CA 94086 (Address of principal executive offices)	94086 (Zip Code)

(408) 523-1600
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             The number of shares outstanding of the registrant’s Common Stock as of November 8, 2000 was 129,873,061.

iBEAM BROADCASTING CORPORATION

SIGNATURES	33

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

iBEAM BROADCASTING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2000	December 31, 1999

ASSETS
Current assets:
Cash and cash equivalents	$69,995	$24,863
Short-term investments	18,723	4,977
Accounts receivable	4,760	70
Due from iBEAM Asia	1,125	—
Prepaid expenses and other current assets	6,140	796

Total current assets	100,743	30,706
Property and equipment, net	57,541	12,912
Goodwill and intangible assets, net	96,667	—
Other assets	3,937	1,123

	$258,888	$44,741

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$4,221	$3,055
Accrued liabilities	6,673	879
Deferred revenue	317	448
Current portion of capital lease obligations	5,643	1,573

Total current liabilities	16,854	5,955
Capital lease obligations, net of current portion	12,020	3,627

Total liabilities	28,874	9,582

Redeemable convertible preferred stock	—	61,192

Stockholder’s equity (deficit):
Common stock, $.0001 par value per share	11	2
Additional paid-in capital	382,455	21,773
Stockholders’ notes receivable	(2,076)	—
Unearned stock-based compensation	(14,699)	(13,613)
Accumulated other comprehensive loss	(71)	—
Accumulated deficit	(135,606)	(34,195)

Total stockholders’ equity (deficit)	230,014	(26,033)

	$258,888	$44,741

See accompanying notes to condensed consolidated financial statements.

iBEAM BROADCASTING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenue:
Third party	$4,910	$42	$8,197	$42
Related party	250	—	875	—

Total revenue	5,160	42	9,072	42

Operating costs and expenses:
Cost of revenue	12,934	1,728	30,812	3,315
Engineering and development	4,925	1,223	13,584	2,449
Selling, general and administrative	12,834	2,766	32,739	7,399
Amortization of goodwill and intangibles	9,234	—	14,521	—
Amortization of stock-based compensation*	2,951	579	10,691	1,175

Total operating costs and expenses	42,878	6,296	102,347	14,338

Loss from operations	(37,718)	(6,254)	(93,275)	(14,296)
Interest and other income (expense), net	1,538	(25)	2,660	44

Net loss	(36,180)	(6,279)	(90,615)	(14,252)
Deemed dividend related to preferred stock	—	—	(10,796)	—

Net loss attributable to common stock	$(36,180)	$(6,279)	$(101,411)	$(14,252)

Net loss per share attributable to common stock—basic and diluted	$(0.36)	$(0.73)	$(1.85)	$(1.70)

Weighted average common shares outstanding	101,591	8,657	54,700	8,396

*Allocation of amortization of stock-based compensation:
Cost of revenue	$561	$29	$2,599	$65
Engineering and development	678	139	2,128	266
Selling, general and administrative	1,712	411	5,964	844

	$2,951	$579	$10,691	$1,175

See accompanying notes to condensed consolidated financial statements.

iBEAM BROADCASTING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,

	2000	1999

Cash flows from operating activities:
Net loss	$(90,615)	$(14,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,264	790
Amortization of goodwill and intangibles	14,521	—
Amortization of stock-based compensation	10,691	1,175
Issuance of common stock for services	55	—
Changes in assets and liabilities:
Accounts receivable	(3,822)	(5)
Prepaid expenses and other assets	(6,142)	(600)
Accounts payable	(350)	(204)
Accrued liabilities	2,817	560
Deferred revenue	(339)	485

Net cash used in operating activities	(62,920)	(12,051)

Cash flows from investing activities:
Purchase of property and equipment	(39,161)	(2,321)
Purchase of investments	(17,743)	—
Sale of investments	3,997	—
Cash advance to webcasts.com prior to acquisition	(10,000)	—
Cash paid to webcasts.com preferred stockholders	(3,000)	—
Cash received from acquisitions	7,708	—

Net cash used in investing activities	(58,199)	(2,321)

Cash flows from financing activities:
Issuance of convertible preferred stock	49,922	12,232
Issuance of common stock	117,853	408
Proceeds from lease financing	—	1,001
Payment of capital lease obligations	(1,453)	(155)

Net cash provided by financing activities	166,322	13,486

Net increase (decrease) in cash and cash equivalents	45,203	(886)
Effect of exchange rates on cash	(71)	—
Cash and cash equivalents at beginning of period	24,863	2,198

Cash and cash equivalents at end of period	$69,995	$1,312

Supplemental non-cash investing and financing activities:
Property and equipment purchase under capital lease obligations	$12,650	$2,755
Issuance of warrants	18,645	60
Purchase of webcasts.com and Server Side Technologies for preferred and common stock	88,375	—
Deemed dividend related to preferred stock	10,796	—
Supplemental cash flows disclosures:
Cash paid for interest	414	111

See accompanying notes to condensed consolidated financial statements.

iBEAM BROADCASTING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 have been prepared by iBEAM Broadcasting Corporation (the “Company” or “iBEAM”) in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of December 31, 1999 have been derived from the annual audited financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended December 31, 1999, included in the Registration Statement on Form S-1.

             The consolidated financial statements include the accounts of iBEAM and its majority-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The functional currency of the Company’s subsidiary is the local currency. Assets and liabilities of this subsidiary were translated into U.S. dollars at exchange rates as of the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign exchange transaction gains and losses were not material in all periods presented.

             The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other future interim period, and the Company makes no representations related thereto.

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

2.   iBEAM Europe Ltd.

             In July 2000, the Company entered into agreements with Societe Europenne Des Satellites (“SES/Astra”) to form a joint venture, named iBEAM Europe Ltd., to introduce our network services to Europe and to purchase certain technology from SES/Astra. Deployment of the network services will be accomplished by partnering with ISPs, high-speed cable services, DSL services, and other access providers. Pursuant to these agreements, the Company is required to invest $10 million in return for 66% of the outstanding shares. During the third quarter of 2000, the Company and SES/Astra funded $1 million each. The remaining investment was funded in November 2000. iBEAM Europe is a consolidated subsidiary.

             Also pursuant to these agreements, the Company issued 259,067 shares of common stock, valued at $5,084,000, and 1,000,000 warrants to purchase iBEAM common stock at $15.00 per share, valued at $10,561,000 using the Black-Scholes option pricing model. These equity instruments have been attributed to the purchase of the technology and are being amortized over three years.

3.   Initial Public Offering and Other Equity Transactions

             In February 2000, the Company issued 2,545,454 shares of series E redeemable convertible preferred stock (“Series E”) at a price of $13.75 per share, for aggregate proceeds of $35.0 million. These convertible preferred shares automatically converted into 3,505,089 shares of common stock upon the closing of the Company’s initial public offering.

             In May 2000, the Company completed its initial public offering of 12,650,000 shares of common stock (including 1,650,000 shares purchased by the underwriters’ over-allotment option) at $10.00 per share. Net proceeds aggregated approximately $115.5 million after paying the underwriters’ fee and related expenses. Concurrent with the offering, the Company issued 1,000,000 shares of series G redeemable convertible preferred stock for $10.0 million to The Walt Disney Company and 537,634 shares of series H redeemable convertible preferred stock for $5.0 million to Excite@Home. At the closing of the offering, all issued and outstanding shares of the Company’s preferred stock were converted into an aggregate of 76,370,832 shares of common stock.

4.   Cash, Cash Equivalents and Short-Term Investments

             The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less at the date of purchase to be cash equivalents.

             The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“ SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s short-term investments are invested in high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. These investments are carried at cost, which approximates fair value. Material unrealized gains or losses, if any, are reported in stockholders’ equity and included in other comprehensive income. The cost of securities sold is based on the specific identification method.

5.   Balance Sheet Components

	September 30, 2000	December 31, 1999

Property and equipment, net:
Network software and equipment	$41,376	$8,224
Computers, software and equipment	21,250	5,494
Furniture and fixtures	2,460	631
Leasehold improvements	3,684	180

	68,770	14,529
Less: Accumulated depreciation and amortization	(11,229)	(1,617)

	$57,541	$12,912

Goodwill and intangible assets, net:
Goodwill	$86,317	$—
Intangible assets	24,871	—

	111,188	—
Less: Accumulated amortization	(14,521)	—

	$96,667	$—

Accrued liabilities:
Accrued payroll and related liabilities	$3,180	$489
Other accrued liabilities	3,493	390

	$6,673	$879

6.   Comprehensive Net Loss

             SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss differs from reported net loss as shown below (in thousands):

	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2000

Net loss attributable to common stock	$(36,180)	$(101,411)
Currency translation adjustment	(71)	(71)

Comprehensive net loss attributable to common stock	$(36,251)	$(101,482)

7.   Revenue Recognition

             The Company recognizes revenue based on its broadcasting services, consisting primarily of On-Demand and On-Air, and its production services, or Activecasts.

             On-Demand is a service that allows the customer to store content on the Company’s network, which can then be accessed by end users at any time. This service is provided under contracts that typically last for a period of three to twelve months. There are two streams of revenue associated with this service. First, there is a fee for the amount of content stored, measured in gigabytes per month. Second, there is a charge for the amount of content delivered to end users which is billed based upon either the peak capacity purchased, which is the maximum megabits delivered per second, or upon actual usage, which is the total amount of megabytes transferred in the month. These contracts may also provide for minimum monthly fees. Revenue for these services is recognized as the service is provided.

             On-Air is a service that provides the customer the ability to transfer live content 24 hours a day, 7 days a week. On-Air services are provided under contracts that typically last for a period of three to twelve months. These services are billed based upon actual usage, which is the total amount of megabytes transferred in the month. These contracts may also provide for minimum monthly fees. Revenue for these services is recognized as the service is provided.

             On-Target is a value-added service that enables the insertion of advertisements into the content delivered in connection with the other distribution services. For such service, the Company is paid a fee for each 1,000 advertising impressions served to end-users. Revenue from advertising is recognized over the period the advertisements are delivered.

             Activecasts includes production services such as content capture, encoding, event management, acquisition services, custom web integration with chat and e-commerce tools and are generally provided on a consulting basis on either hourly or fixed price billing over a period of 30 days or less. Revenue for these services is recognized upon completion of the services.

             The Company is required to share 15%-20% of the revenue generated from the delivery of content with certain significant internet service providers. The Company records gross revenue from distribution services, because they act as the principal in the transactions and are wholly responsible for the delivery of the services. In addition, the Company bears the risk of loss for collection from the customer. The Company records the revenue sharing amount as cost of revenue.

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

8.   Net Loss Per Share

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

             The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Net loss attributable to common stock	$(36,180)	$(6,279)	$(101,411)	$(14,252)

Basic and diluted:
Weighted average common shares outstanding	108,326	14,468	61,912	14,238
Weighted average unvested common shares subject to repurchase	(6,735)	(5,811)	(7,212)	(5,842)

Weighted average common shares used to compute basic and diluted net loss per share attributable to common stock	101,591	8,657	54,700	8,396

Net loss per share attributable to common stock—basic and diluted	$(0.36)	$(0.73)	$(1.85)	$(1.70)

             The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive (in thousands):

	September 30, 2000	September 30, 1999

Convertible preferred stock upon conversion to common stock	—	33,767
Unvested common shares subject to repurchase	6,191	5,811
Options and warrants to purchase common stock	18,559	5,196

	24,750	44,774

9.   Business Combinations

  Webcasts.com, Inc.

             On April 28, 2000, the Company acquired webcasts.com, Inc. (“webcasts.com”), a provider of interactive broadcasting services and proprietary tools that give businesses the ability to conduct live and on-demand Internet broadcasts for use in distance learning, corporate communications, sales presentations, on-line trade shows and interactive television. The acquisition was accounted for as a purchase business combination with a purchase price of $95.2 million. The results of operations of webcasts.com and the estimated fair value of the assets acquired and liabilities assumed are included in the Company’s financial statements from the date of acquisition.

             The purchase price million included the issuance of 8,343,671 shares of series F convertible preferred stock, at $10.00 per share, for a value of approximately $83.4 million. In addition, based on an exchange ratio of 0.34794 shares of iBEAM for every share of webcasts.com, all the outstanding options granted under the webcasts.com’s option plan were converted into options to purchase 607,113 shares of the Company’s series F convertible preferred stock. The fair value of these options of $4.6 million was determined using the Black-Scholes option pricing model and is included as a component of the purchase price. The Company issued notes for $3.0 million to the webcasts.com redeemable preferred stockholders and assumed net liabilities of $2.5 million. The notes plus interest totaling $3.1 million were repaid on July 3, 2000. The Company also incurred $1.7 million in acquisition related expenses, which consist primarily of financial advisory, accounting and legal fees. In addition, the former security holders of webcasts.com may receive an additional 1,118,839 shares of common stock if webcasts.com meets revenue targets in the twelve months after the closing of the acquisition.

             The allocation of the purchase price to intangibles was based upon an independent third-party appraisal and management’s estimates and was as follows (in thousands):

Goodwill	$86,317
Purchased technology	2,000
Assembled workforce	2,150
Non-competition agreements	4,700

$95,167

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

             The following unaudited pro forma information shows the results of operations for the combined companies as if the transaction had consummated as of January 1, 1999 (in thousands):

	Nine Months Ended September 30, 2000	Year Ended December 31, 1999

Revenue	$11,056	$5,054
Net loss attributable to common stock	(118,457)	(68,850)
Basic and diluted net loss per share	$(2.01)	$(4.03)

             The pro forma results for 2000 combine the Company’s results for the nine months ended September 30, 2000 with the results of webcasts.com for the period from January 1, 2000 through the date of acquisition. The pro forma results for 1999 combine the Company’s results for the year ended December 31, 1999 with the pro forma results of operations of webcasts.com for the year ended December 31, 1999. The pro forma results of operations of webcasts.com includes the results of operations of webcasts.com for the year ended December 31, 1999 combined with the results of operations of The Rock Island Group, Inc. (“RIG”) for the period from January 1, 1999 through October 14, 1999. On October 15, 1999, webcasts.com completed its acquisition of RIG and accordingly, the net assets and results of operations of RIG have been included in the consolidated financial statements of webcasts.com since th e acquisition date.

  Server-Side Technologies, Inc.

             On June 26, 2000, the Company acquired Server-Side Technologies, Inc., a provider of secure digital media hosting and rights management services. The purchase transaction was valued at approximately $0.4 million, which relates primarily to a non-competition agreement and will be amortized over three years. The results of operations and financial position of the acquisition are not material to the Company. The results of operations of Server-Side Technologies and the estimated fair value of assets acquired and liabilities assumed are included in the Company’s financial statements from the date of acquisition.

10.   Related Party Transactions

  iBEAM Asia

             In May 2000, the Company entered into an agreement with Pacific Century CyberWorks Limited (“PCCW”) to establish a joint venture, named iBEAM Asia, to introduce the Company’s network services to the Pacific Rim, Indian subcontinent and Middle East. The Company is required to invest $5.0 million in return for 49% of the outstanding shares and accounts for the joint venture under the equity method of accounting.

             Under a license and services agreement, the Company licensed its technology to iBEAM Asia for $100,000 per annum and provides network management services for $150,000 per month. As of September 30, 2000, the

Company has billed the joint venture $1.1 million for management services provided since late February 2000 in accordance with this agreement.

  Promissory Notes with Officers

             In connection with stock option exercises, the Company loaned six officers a total of $2,076,000 in May 2000. The promissory notes bear interest at 6.5% per annum and mature the earlier of four years or 180 days after termination. Accrued and unpaid interest under the notes was $44,000 as of September 30, 2000.

11.    Subsequent Events

  NextVenue Inc.

             On October 3, 2000, the Company acquired NextVenue Inc. (“NextVenue”) in a $134.8 million purchase business combination. NextVenue provides streaming media services to the financial services and corporate enterprise markets. Under the terms of the Acquisition Agreement, all issued and outstanding shares of NextVenue were exchanged for 19,559,413 shares of iBEAM’s common stock with a value of approximately $124.1 million. In addition, based on an exchange ratio of approximately 1.27775 shares of iBEAM for every share of NextVenue, all of NextVenue’s outstanding options and warrants were converted into options and warrants to purchase 2,062,208 shares of common stock. The fair value of the options and warrants of approximately $8.7 million was determined using the Black-Scholes option pricing model and is included as a component of the purchase price. The Company anticipates in curring approximately $2.0 million in acquisition related expenses, which consist primarily of financial advisory, accounting and legal fees.

             The purchase price will be allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed based upon the fair value of such assets and liabilities on the date of acquisition. The preliminary allocation of cost to assets and liabilities was based on management estimates of their fair value and an independent appraisal of certain intangible assets, with the excess cost over the net assets acquired allocated to goodwill. NextVenue’s tangible assets received and liabilities assumed as of September 30, 2000 were used for the purpose of calculating the pro forma adjustments as they approximate fair value at such date. The purchase price has been preliminarily allocated as follows (in thousands):

Tangible assets received	$35,917
Assembled workforce	3,500
Purchased technology	2,900
Unearned stock-based compensation	1,531
Goodwill	100,513
Liabilities assumed	(9,611)

$134,750

             The tangible assets consist primarily of cash and cash equivalents, accounts receivable and property and equipment. The liabilities assumed consist primarily of accounts payable, accrued liabilities and capital lease obligations. The amounts allocated to purchased technology and assembled workforce are being amortized over their estimated useful lives of five years. The unearned stock-based compensation relates to the intrinsic value of the unvested options assumed at the closing date and will be amortized as the options vest. The purchase price in excess of net identifiable tangible and intangible assets is allocated as goodwill and will be amortized over five years.

             The acquisition was a tax-free exchange of stock; therefore, the differences between the recognized fair values of acquired assets, including tangible and intangible assets, and their historical tax bases are not deductible for tax purposes.

             The following unaudited pro forma information shows the results of operations for the combined companies as if the transaction had consummated as of January 1, 1999 (in thousands):

	Nine Months Ended September 30, 2000	Year Ended December 31, 1999

Revenue	$19,589	$8,415
Net loss attributable to common stock	(144,697)	(95,462)
Basic and diluted net loss per share	$(1.84)	$(2.61)

             The unaudited pro forma statement of operations for the nine months ended September 30, 2000 gives effect to the NextVenue acquisition as if it had occurred on January 1, 2000 and presents the unaudited pro forma statement of operations of iBEAM for the nine months ended September 30, 2000 combined with the unaudited statement of operations of NextVenue for the nine months ended September 30, 2000. The unaudited pro forma statement of operations of iBEAM includes the unaudited historical results of operations of iBEAM for the nine months ended September 30, 2000 combined with the unaudited results of operations of webcasts.com for the period from January 1, 2000 to April 27, 2000 as if the webcasts.com acquisition occurred on January 1, 2000.

             The unaudited pro forma statement of operations for the year ended December 31, 1999 gives effect to the NextVenue acquisition as if it had occurred on January 1, 1999 and presents the unaudited pro forma statement of operations of iBEAM for the year ended December 31, 1999 combined with the statement of operations of NextVenue for the year ended December 31, 1999. The unaudited pro forma statement of operations of iBEAM includes the historical results of operations of iBEAM and webcasts.com for the year ended December 31, 1999 combined with the results of operations of RIG for the period from January 1, 1999 to October 14, 1999 as if the RIG acquisition occurred on January 1, 1999.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

             We provide a global Internet broadcast network that delivers streaming media to large audiences of simultaneous users with viewing and listening quality that approaches that of television and radio. We offer our services to content providers seeking to enhance the quality of their delivery and reach larger audiences at lower costs. In order to offer our customers a broader set of services, we acquired, in April 2000, webcasts.com, Inc., a provider of production consulting services and tools. Webcasts.com services assist content providers with integrating streaming media and e-commerce functions such as chat, e-commerce database links and pay-per-view. In October 2000, we acquired NextVenue Inc., a provider of streaming media services to the financial services and corporate enterprise markets.

             iBEAM commenced operations in March 1998 and began offering streaming media delivery service in October 1999. Since our inception, we have incurred significant losses and as of September 30, 2000, we had an accumulated deficit of $135.6 million. We have not achieved profitability on a quarterly basis, and anticipate that we will continue to incur substantial and increasing net losses. We expect to incur significant and increasing engineering and development and sales, general and administrative expenses and, as a result, we will need to generate significant revenue to achieve profitability.

             Revenue. We derive our revenue from charging content providers for broadcasting services, consisting primarily of On-Air and On-Demand distribution services, and from production services, or Activecasts, consisting primarily of content capture, event management, encoding and acquisition services.

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

             On-Stage services, an event-based service, can be priced under a fixed-fee arrangement or on actual usage in terms of megabits transferred. To date, content providers have typically elected to enter into fixed-fee arrangements in order to fix the price of a broadcasting event. We price our fixed-fee arrangements using an estimate of the amount of content delivered, which includes a forecast of the expected number of viewers, the access speeds of the viewers and the duration of the event. We typically charge $.005 to $.05 per megabyte transferred for our On-Stage services. For example, a content provider could use our network to broadcast a two hour audio-only concert to 10,000 typical Internet users. This would result in the transfer of approximately 270,000 megabytes in the aggregate to these users. At a fee of $.01 per megabyte transferred, our total fee to the content provider would be $2,700. A typica l Internet user for purposes of this example would stream audio at 30 kilobits per second. Other services such as production, event management, encoding and acquisition services, are generally provided on a consulting basis on either an hourly or fixed price billing.

             Activecasts includes production services such as content capture, encoding, event management, acquisition services, custom web integration with chat and e-commerce tools and are generally provided on a consulting basis on either hourly or fixed price billing over a period of 30 days or less. Revenue for these services is recognized upon completion of the services.

             Cost of revenue. The cost of broadcasting Internet content includes both direct costs that vary with the volume of content delivered and relatively fixed indirect costs, such as staffing for a 24-hour network operations center. The cost of production services is primarily related to manpower costs for delivery of those services.

             Direct broadcasting costs include depreciation of network servers, satellite transmission charges, land-line networks charges, access fees, and amortization of developed software and license fees. In proportion, the largest direct cost is the cost of using land-line networks. For ISPs to which we deliver content into their end-user distribution system via satellite broadcast, that is the “ edge” of the Internet, we avoid the land-line costs. Because of our broadcast economics, we deliver content to ISPs at no charge, thereby relieving them of charges they ordinarily would be required to pay to receive content. The agreements with ISPs allow us to deliver content through their networks to the edge of the Internet. Although certain of the ISPs to which we deliver content have negotiated access fees, these fees have represented lower costs to iBEAM than paying for land-lines. The fees we pay to thes e ISPs are based on a percentage of the revenue we derive from content delivered through their network, ranging from 15% to 20%. Because the ISPs that we pay fees to tend to be the ISPs with larger networks, we believe that as we expand our network, we will pay fees with respect to more than 50% of the Internet traffic delivered through our network. In addition, we expect the aggregate number of ISPs that receive access fees will increase.

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

             Amortization of Goodwill and Intangibles. Goodwill and intangibles are amortized over the respective estimated useful lives of three years and relates primarily to the Company’s acquisition of webcasts.com in April 2000 and purchased technology in July 2000.

             Amortization of Stock-based Compensation. In connection with the grant of stock options to employees and consultants since inception, we recorded unearned stock-based compensation of $30.8 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Such an amount, net of amortization, is presented as a reduction of stockholders’ equity and amortized over the vesting period of the applicable option. With regards to stock options granted to consultants, we re-value the associated stock-based compensation using the Black-Scholes option pricing model at each reporting date. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. We believe that the fair value of the stock options granted to consultants is more reliably measurable than the fair value of the services received, because we do not have records of time spent by each consultant on matters related to iBEAM, and we do not have the ability to ascertain what the fair market billing rates are for the consultant’s work.

Results of Operations

  Results of Operations for the Three and Nine Months Ended September 30, 1999 and 2000

             The results of operations related to webcasts.com and Server-Side Technologies, Inc. are included in the Company’s financial statements since the acquisition dates of April 28, 2000 and June 26, 2000 respectively.

             Revenue. We recognized $5.2 million of revenue in the third quarter of 2000. Year to date in 2000, revenue was $9.1 million. Revenue for the third quarter and year to date in 1999 was $42,000. Fees for broadcasting services and production and other services accounted for 46% and 50%, respectively, of total revenue for the third quarter of 2000. Year to date in 2000, fees for broadcasting services and production and other services were 51% and 46%, respectively, of total revenue. As we continue to expand our network and as more companies distribute content over our network, we expect our revenue will increase in future periods. We also expect our production and other services will increase as a percentage of total revenue as a result of our acquisition of NextVenue.

             Cost of revenue. Cost of revenue increased by $11.2 million from $1.7 million in the third quarter of 1999 to $12.9 million in the third quarter of 2000. Year to date, cost of services increased by $27.5 million from $3.3 million in 1999 to $30.8 million in 2000. This increase was primarily due to increased network bandwidth, satellite transmission, co-location and content acquisition expenses of $8.6 million, network server and software depreciation of $6.7 million and salaries, bonuses and related taxes of $5.4 million as we expanded our network and added capacity in 2000. Headcount included in cost of revenue increased from 20 at September 30, 1999 to 124 at September 30, 2000.

             Engineering and development. Engineering and development expenses increased by $3.7 million from $1.2 million in the third quarter of 1999 to $4.9 million in the third quarter of 2000. Year to date, engineering and development expenses increased by $11.2 million from $2.4 million in 1999 to $13.6 million in 2000. This increase was primarily due to increases in consultant expense of $0.5 million and salaries, bonuses and related taxes of $7.6 million as additional engineers were hired during 2000. Headcount included in engineering and development increased from 30 at September 30, 1999 to 122 at September 30, 2000.

             Selling, general and administrative. Selling, general and administrative expenses increased by $10.0 million from $2.8 million in the third quarter of 1999 to $12.8 million in the third quarter of 2000. Year to date, selling, general and administrative expenses increased by $25.3 million from $7.4 million in 1999 to $32.7 million in 2000. This increase was primarily due to increases in salaries, commissions, bonuses and related taxes of $11.0 million, travel and entertainment expenses of $1.6 million, advertising and promotional expenses of $5.5 million in 2000. The increase resulted as we expanded our sales and marketing organization, promoted our network and began to provide infrastructure to support our growing operations. Headcount included in selling, general and administrative increased from 34 at September 30, 1999 to 169 at September 30, 2000.

             Amortization of goodwill and intangibles. Amortization of goodwill and intangibles in 2000 was $9.2 million in the third quarter and $14.5 million year to date, resulting primarily from the webcasts.com acquisition and purchase of technology from SES/Astra. Amortization will increase by approximately $5.3 million beginning in the fourth quarter due to the NextVenue acquisition and the associated $106.9 million of goodwill and intangibles. We expect to amortize $14.6 million in the remainder of 2000, $58.4 million in 2001 and 2002, $34.7 million in 2003, $21.4 million in 2004 and $16.1 million in 2005.

             Amortization of stock-based compensation. Amortization of employee stock-based compensation increased by $2.4 million from $0.6 million in the third quarter of 1999 to $3.0 million in the third quarter of 2000. Year to date, amortization of employee stock-based compensation increased by $9.5 million from $1.2 million in 1999 to $10.7 million in 2000. The increases were primarily due to the grant of stock options to newly hired employees and consultants. We expect to amortize $3.0 million in the remainder of 2000, $7.1 million in 2001, $3.3 million in 2002 and $1.3 million in 2003.

             Other income and expense, net. Other income and expense, net increased from expense of $25,000 in the third quarter of 1999 to income of $1.5 million in the third quarter of 2000. Year to date, other income and expense, net increased from $44,000 in 1999 to $2.7 million in 2000. The increases were primarily due to an increase in interest income based on larger cash and investment balances resulting primarily from proceeds received from our initial public offering in May 2000 and private equity financings in October 1999 and February 2000.

             Net loss. Net loss increased by $29.9 million from $6.3 million in the third quarter of 1999 to $36.2 million in the third quarter of 2000. Year to date, net loss increased by $87.1 million from $14.3 million in 1999 to $101.4 million in 2000.

Liquidity and Capital Resources

             Since inception, we have funded our operations primarily through capital lease obligations and the sale of our capital stock. We have raised an aggregate of $229.7 million from the sale of our common and preferred stock through September 30, 2000, of which $115.5 million resulted from the initial public offering of our common stock in May 2000.

             Net cash used in operating activities was $12.1 million for the nine months ended September 30, 1999 and $62.9 million for the nine month ended September 30, 2000. Cash used in operating activities for the nine months ended September 30, 2000 was primarily due to our net loss of $90.6 million and an increase in prepaid expenses and other assets of $6.1 million and accounts receivable of $3.8 million, offset in part by the amortization of stock-based compensation of $10.7 million, the amortization of goodwill and intangibles of $14.5 million, depreciation and amortization of $10.3 million, and an increase in accounts payable and accrued liabilities of $2.5 million.

             Net cash used in investing activities was $2.3 million for the nine months ended September 30, 1999, relating to the purchase of property and equipment. Net cash used in investing activities was $58.2 million for the nine months ended September 30, 2000, relating primarily to the purchase of property and equipment of $39.2 million, the net purchase of investments of $13.7 million, an advance of $10.0 million to webcasts.com prior to the acquisition and payment of a note payable of $3.0 million, partially offset by cash received from acquisitions of $7.7 million.

             Net cash flow provided by financing activities was $13.5 million for the nine months ended September 30, 1999 compared to $166.3 million for the nine months ended September 30, 2000. Cash provided by financing activities was the result of net proceeds from the sales of our preferred and common stock of $167.8 million, partially offset by payments on our capital lease obligations of $1.5 million.

             As of September 30, 2000, we had cash, cash equivalents and investments of $88.7 million. We expect that the build-out of a global network and the funding of operations to develop and to market our services will require substantial investment. As of September 2000, we had raised $229.7 million from the sale of common and preferred stock and $17.7 million from equipment lease lines that are repayable over periods of up to three years. We expect to make at least $60.0 million in capital investments in 2000, of which $51.8 million was incurred during the nine months ended September 30, 2000 and will require significant capital to fund other operating expenses. In addition, as of September 30, 2000, we were obligated to invest $5 million in iBEAM Asia, and $9 million in iBEAM Europe and to prepay $2.5 million to an Internet service provider. Based on our current operating plan, our existing cash resource s will fund operations for at least the next nine months. We intend to raise additional capital early in 2001 to fund operations throughout 2001. We may not be able to obtain future equity or debt financing on favorable terms, if at all. Future borrowing instruments such as credit facilities and lease agreements are likely to contain restrictive covenants and may require us to pledge assets as security for borrowings thereunder. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business.

Forward-looking Information

             This report contains forward-looking statements, including but not limited to statements regarding our ability to significantly improve streaming media quality for Internet end-users, our capital raising activities, the deployment of our streaming media services to the market, our ability to serve end users from the edge of the Internet, future revenues and growth, successful expansion in Asia and Europe, the success of recent acquisitions and joint ventures, market position, customer growth and adoption of our services and products including newly introduced services and products. Actual results may differ materially from those anticipated in any forward-looking statement as a result of certain risks and uncertainties, including, without limitation, the early stage of our operating history and the industry for Internet broadcast services, our ability to build our network to the edge of the Internet, our ability to manage our expansion and raise additional capital and the complexity of our broadcast network, our ability to integrate new acquisitions and new joint ventures, continued growth in the use of our services by customers, the ability to add additional customers, our ability to increase the size of our network and operate it without interruptions, and the impact of competition. For other risks and uncertainties applicable to our business, investors are encouraged to refer to our S-1 Registration Statement, as amended, filed in connection with our recent initial public offering.

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

  Undercapitalization;
  Cash shortages;
  The unproven nature of our business plan;
  The new and unproven nature of the market for our services;
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

We are dependent on our Internet broadcasting services and applications, and our future revenue depends on their commercial success.

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

If our customers, Internet service provider partners, and other strategic partners do not receive additional funding to sustain their operations and grow their businesses, our operating results will be negatively impacted.

             Many of our customers, Internet service provider partners, and other strategic partners have not reached profitability and will require additional funding to sustain their operations and grow their businesses. Given the recent volatility in the capital markets, many of these companies are having difficulty raising additional financing, which in turn, will require them to curtail their operating activities, or file for bankruptcy protection. To the extent that any of our customers curtail or cease their operations, we may incur costs for streaming content for which we will not receive any revenue or we may be required to write-off existing accounts receivable.

             Our relationship with ISPs are critical to the success of our business plan, because through these agreements, we gain access to large numbers of end users that we can reach through our satellite distribution network rather than through land-lines. To the extent that any of our ISP partners cease or curtail their operations, we may not grow or maintain the number of end users that can be reached through our satellite distribution network, which would negatively impact our costs and operating results.

             Similarly, our operating results are also dependent on our strategic relationships. To the extent that any of our strategic partners cease or curtail their operations, we may lose the value associated with such strategic relationships or we may be required to increase our financial commitment to the relationship. In any event, our operating results would suffer.

Our ability to build our broadcast network to the edge of the Internet is dependent on our relationship with Internet service providers.

             The long-term growth in demand for On-Air and On-Demand services for the consumer market depends on our ability to build our broadcast network to the edge of the Internet. An edge network provides content providers with competitively better quality and lower-cost distribution of streaming video and audio content to home consumers. The development of our edge network requires that we locate our servers in the facilities of ISPs, which control the Internet access points closest to the end user. Based on current contracts with ISPs, we expect to reach up to 40% of Internet home consumers on our network through our servers located at the edge of the Internet by the end of 2000. We may choose to accelerate the deployment of our network or increase expenditures relating to our network.

             To accomplish our business strategy of developing an edge network, we will need to deploy our edge servers in the facilities of ISPs. Although we provide ISPs with our servers at no cost, ISPs may nevertheless refuse to allow us to install our equipment in their facilities. If we are unable to further develop our edge network, our costs may increase and our services may not eliminate packet loss and jitter, resulting in poor quality service. If the quality of our services suffers we may lose or fail to obtain customers, which would harm our revenue. Therefore, our failure to deploy our edge servers close to the end user will cause our business and results of operations to suffer. The development of our edge network will require that we not only enter into additional agreements with ISPs to locate our servers in their facilities, but also that we successfully move content from our hosting centers to our ed ge servers such that we serve end users from the edge.

             Our agreements with larger ISPs are critical to the success of our business plan, because through these agreements, we gain access to large numbers of end users that we can reach through our satellite distribution network rather than through land-lines. Our agreements with high speed Internet access providers are important because through these agreements we can reach Internet users with high-speed or “broadband” connections from the edge of the Internet. These users tend to access greater volumes of streaming content. Unless we can reach large numbers of Internet users through our edge network, our services will not be attractive to content providers. In order to secure agreements with large ISPs and high speed Internet access providers, in some instances we have agreed to share between 15% and 20% of the revenue we derive from content delivered through their networks. We have also agreed to make non-refundable prepayments to ISPs in the amount of $5.5 million, of which $3.0 million has been paid as of September 30, 2000.

             Our agreement with America Online provides that we will deploy our servers in America Online’s facilities in North America. Considering the reach of America Online’s network and market position as the leading provider of Internet access in the United States, our agreement with America Online is critical to our strategy of delivering more content to the edge of the Internet. The agreement will increase the availability of content delivered through our network on the edge of the Internet. The agreement with America Online has an initial two-year term, but may be terminated by either party for material breach by the other upon 30 days notice. In addition, in the first year of the agreement America Online has the right to terminate the agreement if we do not deliver a required level of Internet content through their network. A termination of, or adverse change in, our relationship with America Onlin e would seriously impair our efforts to establish and maintain an Internet broadcast network that can reach most U.S. Internet users.

             Our agreement with Excite@Home provides that we will deploy our servers in Excite@Home national data centers upon Excite@Home’s completion of their centers. Considering Excite@Home’s position as a provider of high-speed Internet access though cable access, our agreement is important to the development of our network on the edge of the Internet. The agreement has a three year term. Either party may terminate the agreement with 30 days notice upon a material default by the other. Excite@Home may terminate the agreement upon 30 days notice upon a change of control of iBEAM. In addition, Excite@Home may terminate the agreement without cause after two years. A termination of, or adverse change in, our relationship with Excite@Home would seriously impair our efforts to establish an Internet broadcast network that can broadcast to the edge of the Internet.

             Our agreement with Covad provides that we will deploy our servers in Covad’s network, which is in North America. Considering the size of Covad’s network and market position as a provider of broadband access using digital subscriber line, or DSL, technology, our agreement is important to the deployment of our edge servers. Within the first year of our agreement with Covad, either party may terminate the agreement upon 60 days notice. During the second and third years of the agreement, either party may terminate the agreement upon a material breach by the other. A termination of, or adverse change in, our relationship with Covad could harm our efforts to deploy our edge servers and our ability to develop new technologies that complement our existing service offerings.

             Our agreement with Northpoint provides that we will deploy our services in Northpoint’s network, which is in North America. Considering the size of Northpoint’s network and market position as a provider of broadband access, our agreement is important to the deployment of our edge servers. The agreement has a three year term and is terminable by either party upon 60 days notice in the first year of the agreement. In the second and third years of the agreement, either party may terminate the agreement due to a material breach by the other. A termination of, or adverse change in, our relationship with Northpoint could harm our efforts to deploy our edge servers.

Our On-Air and On-Demand services may not meet our gross margin objectives if less than 50% of the most popular content offered through these services is being served from the edge of the Internet.

             We have priced our content delivery services on the assumption that by the end of 2001 we will enjoy the benefits of delivering at least 50% of the most popular content from the edge of the Internet, which is the access point closest to the end user. However, there can be no assurance that at least 50% of the demand for the most popular content will come from consumers served by ISP’s enabled with iBEAM edge service. Current experience indicates that the largest percentage of the demand for content delivered through our On-Air and On-Demand services is being generated by end-users accessing Internet radio and news from their offices and therefore requires more expensive land-line delivery. If more than 50% of user demand for the most popular content comes from users that cannot be served from the edge of the Internet, the current pricing for our On-Air and On-Demand services will not meet our gross m argin targets. As a result, we may have to increase our prices, which could decrease the demand for our services and harm our financial results.

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

  Loss of or delay in sales and loss of market share;
  Loss of customers;
  Failure to attract new customers or achieve market acceptance;
  Diversion of development resources;
  Loss of credibility;
  Increased service costs; or
  Legal action by our customers.

Any failure of our network infrastructure or the satellite or land-line communication services provided to us by third party providers could lead to significant costs and disruptions which could harm our reputation and cause us to lose customers, which would have a negative impact on our revenue.

             Our business and reputation are dependent on providing our customers with high-fidelity and low-cost Internet broadcasting services through our network. To meet these customer requirements, we must protect our network infrastructure against damage from:

  Human error;
  Network software errors;
  Physical or electronic security breaches;
  Fire, earthquake, flood and other natural disasters;
  Power loss; and
  Sabotage and vandalism.

             Our costs are generally higher and quality of service is generally lower when we deliver content to end users from our hosting centers rather than our edge servers. As a result, the occurrence of any of the unanticipated problems listed above at one or more of our edge servers could result in service interruptions or significant damage to equipment, increase our costs and cause a degradation in the quality of our services. Further, if we are unable to provide our network services to our customers, we could face legal action by our customers, which would be costly and divert management’s attention from important business activities. Because our servers are located in the facilities of others, such as Internet service providers and Internet hosting companies, we must rely on others to protect our equipment.

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

             Since we commenced offering our services in October 1999, we have experienced four network outages, none of which occurred during the third quarter 2000. One was caused by a failure of our network software and the other three were caused by a failure in the land-line communication services provided to us by third parties. Outages that have occurred to date have resulted in between one and nine hours of network downtime during which time we were prevented from delivering our services to our customers. These downtimes resulted in lost revenues for usage not billed during down periods.

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

             We compete in a market that is new, intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we do. Some of our current and potential competitors have the financial resources to withstand substantial price competition. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances that they could use to their advantage in competitive situations, including relationships with many of our current and potential customers. We do not have exclusive contracts with Internet service providers for the deployment of our servers within their networks a nd we expect that many Internet service providers will allow our competitors to install equipment at their sites. In addition, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

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

             As competition in the Internet broadcasting market continues to intensify, new solutions will come to market. We are aware of other companies that are focusing or may in the future focus significant resources on developing and marketing products and services that will compete with ours. We believe our competitors primarily come from six market segments:

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
  Early stage companies currently receiving funding from venture capital firms.

  Increased competition could result in:

  Price and revenue reductions and lower profit margins;
  Increased cost of service from telecommunications providers and revenue sharing demands by ISPs;
  Loss of customers; and
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

Because our Internet content provider customers may terminate the use of our services at any time without penalty, revenue from these customers may decrease significantly without notice.

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

             We entered into an agreement with Microsoft Corporation in September 1999. Our agreement with Microsoft provides that Microsoft will recommend us as a service provider for the delivery of broadband streaming media over the Internet. Considering the widespread acceptance of Microsoft’s Windows technology, we believe Microsoft’s recommendation in this regard will be an important source of customers for us. This agreement may be terminated by either Microsoft or us if the other party materially breaches the agreement. A termination of, or significant adverse change in, our relationship with Microsoft could harm our ability to obtain customers and develop new technologies that complement our existing service offerings.

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

We had operating losses of $30.2 million for the year ended December 31, 1999 and $93.3 million for the nine months ended September 30, 2000 and our accumulated deficit was $135.6 million as of September 30, 2000. Considering that operating expenses are expected to increase in future periods we will need to increase our revenues significantly to achieve profitability.

             We have never been profitable. We had operating losses of $30.2 million for the year ended December 31, 1999 and $93.3 million for the nine months ended September 30, 2000 and our accumulated deficit was $135.6 million as of September 30, 2000. Considering that operating expenses are expected to increase in future periods, we will need to increase our revenue significantly to achieve profitability. In fiscal 2000, based on the planned deployment of our network, we expect to have capital expenditures of at least $60.0 million, of which approximately $51.8 million was incurred in the first nine months. We may continue to incur increasing operating losses in the future.

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

             Our current and prospective customers may require features and capabilities that our current service offering does not have. To achieve market acceptance for our service, we must effectively and timely anticipate and adapt to customer requirements and offer services that meet these customer demands. The development of new or enhanced services is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of these new or enhanced services. In addition, the introduction of new or enhanced services also requires that we manage the transition from older services to minimize disruption in customer service and ensure that we can deliver services to meet anticipated customer demand. Our failure to offer services that satis fy customer requirements would decrease demand for our products and seriously harm our revenues and financial results.

Our business will suffer if we do not expand our direct and indirect sales organizations and our customer service and support operations.

             We currently have limited sales and marketing experience and limited trained sales personnel. Our limited experience may restrict our success in commercializing our services. Our services require a sophisticated sales effort targeted at a limited number of key people within our prospective customers’ organizations. This sales effort requires the efforts of trained sales personnel. We need to expand our marketing and sales organization in order to increase market awareness of our service and generate increased revenue. We are in the process of building our direct sales force and plan to hire additional qualified sales personnel. Competition for these individuals is intense, and we might not be able to hire the kind and number of sales personnel we need. In addition, we believe that our future success is dependent upon our ability to establish successful relationships for indirect sales with a variety of distribution partners. If we are unable to expand our direct and indirect sales operations, we may not be able to increase market awareness or sales of our service, which may prevent us from increasing our revenue and achieving and maintaining profitability.

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

We face a number of risks related to our acquisitions of NextVenue, webcasts.com and Server-Side Technologies, and we may face similar risks in the future if we acquire other businesses or technologies.

             We acquired webcasts.com in April 2000; Server-Side Technologies in June 2000; and NextVenue in October 2000. If we are unable to effectively integrate these companies’ products, personnel and systems, our business and operating results are likely to suffer. The integration of NextVenue and webcasts.com will be made more difficult because webcasts.com and NextVenue operations are located in Oklahoma City, Oklahoma, and New York, New York, respectively, where we otherwise have no operations. We expect the integration of these companies to place a significant burden on our management team by diverting management’s attention from the day-to-day operations of iBEAM.

             As part of our business strategy, we frequently review acquisition and strategic investment prospects that would complement our current service offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we make any future acquisitions, we could:

  Issue equity securities, which would dilute current stockholders’ percentage ownership;
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

  Difficulties in the assimilation of acquired operations, technologies or services;
  Unanticipated costs associated with the acquisition or investment transaction;
  Adverse effects on existing business relationships with suppliers and customers;
  Risks associated with entering markets in which we have no or limited prior experience; and
  Potential loss of key employees of acquired organizations.

             We may not be able to successfully integrate NextVenue, webcasts.com, Server-Side Technologies or any business, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business. We continue to look for acquisitions and investments.

As a result of our recent acquisitions, we have recorded goodwill and acquired intangibles, and the amortization of which will increase our operating expenses.

             As a result of the webcasts.com acquisition, we recorded $95.2 million of goodwill and acquired intangibles, which is amortized over a three-year period. Our purchase of technology for $15.6 million from SES/Astra is being amortized over a three-year period. Goodwill and acquired intangibles related to the NextVenue acquisition is expected to be $106.9 million and will be amortized over a five-year period. As a result, operating expenses will increased by approximately $14.6 million in the fourth quarter of 2000, $58.4 million in 2001 and 2002, and $34.7 million in 2003, $21.4 million in 2004 and $16.1 million in 2005.

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

             The expansion and development of our business will require significant capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs. In fiscal 2000, we expect to make $60.0 million in capital expenditures, of which $51.8 million was incurred in the first nine months, including investments in edge servers, hosting centers and our network operations center, and we expect to incur significant and increasing losses. At September 30, 2000, we were obligated to invest $5 million in iBEAM Asia and $9 million in iBEAM Europe and to prepay an ISP $2.5 million. Based on our current operating plan, our existing cash resources will fund operations for at least the next nine months.

             We may fail to generate sufficient cash flow from the sales of our services to meet our cash requirements. Further, our capital requirements may vary materially from those currently planned if, for example, we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may require additional financing sooner than anticipated, or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. If we seek to raise additional capital through the issuance of equity or equity-related securities, the percentage ownership of existing stockholders will be diluted.

             We intend to raise additional capital early in 2001 to fund operations throughout 2001. We may not be able to obtain future equity or debt financing on favorable terms, if at all. Future borrowing instruments such as credit facilities and lease agreements are likely to contain restrictive covenants and may require us to pledge assets as security for borrowings thereunder. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business.

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

             We have grown rapidly by hiring new employees and by expanding our offering of services. Our total number of employees grew from approximately 40 on March 31, 1999 to 420 on September 30, 2000 and several members of our senior management team have only recently joined us. The acquisitions of webcasts.com and Server-Side Technologies added 94 employees. The October 2000 acquisition of NextVenue will add 120 employees. This growth has placed, and our growth in future operations, if any, will continue to place, a significant strain on our management systems and resources. Our ability to offer our services and implement our business plan in a rapidly evolving market requires an effective planning and management process. If we fail to:

  Improve our financial and managerial controls, reporting systems and procedures,
  Hire, train, manage and retain additional qualified personnel, including additional senior management level personnel to fulfill our current of future needs,
  Integrate the operations of NextVenue, webcasts.com and Server-Side Technologies, and
  Effectively manage and multiply relationships with our customers, suppliers, and other third parties,

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

  Fluctuations in the demand for our Internet broadcasting services;
  The timing and size of sales of our services;
  The timing of recognizing revenue and deferred revenue;
  New product and service introductions and enhancements by our competitors and ourselves;
  Changes in our pricing policies or the pricing policies of our competitors;
  Increases in the prices of, and availability of, the products, services or components we purchase, including bandwidth;
  Our ability to attain and maintain quality levels for our services;

  Expenses related to testing our services;
  Costs related to acquisitions of technology or businesses; and
  General economic conditions as well as those specific to the Internet and related industries.

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

We rely on a limited number of customers, and any decrease in revenue from, or loss of, these customers, without a corresponding increase in revenues from other customers, would harm our operating results.

             Our customer base is limited and highly concentrated. In the nine months ended September 30, 2000, MTV Interactive accounted for 12% of revenue. We expect that the majority of our revenue will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, we may not be able to replace these orders. In addition, any downturn in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. Sales to any single customer may vary significantly from quarter to quarter.

We expect to amortize stock-based compensation expense of $3.0 million in the remainder of 2000, $7.1 million in 2001, $3.3 million in 2002, and $1.3 million in 2003, which will decrease our net earnings during these periods.

             In connection with the grant of stock options to employees and consultants for the period from March 20, 1998 (inception) to September 30, 2000, we recorded unearned stock-based compensation of $30.8 million, of which $5.4 million was amortized during 1999 and $10.7 million was amortized in the first nine months of 2000. If our stock price increases, the amount of stock-based compensation related to stock option grants to consultants would increase as the fair value of these grants is re-measured at each reporting date using a Black-Scholes option pricing model. These expenses will increase our losses during each of these periods and delay our ability to achieve profitability.

We depend on our executive officers to manage our business effectively in a rapidly changing market and, if we are unable to retain our executive officers, our ability to compete could be harmed.

             Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on in implementing our business plan. We do not have “key person” life insurance covering any of our executive officers. The loss of services of any of our executive officers could delay the development and introduction of and negatively impact our ability to sell our services.

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

             In May 2000, we entered into an agreement with Pacific Century CyberWorks to establish a joint venture, named iBEAM Asia, to introduce our network services to the Pacific Rim, the Indian subcontinent and the Middle East. In July 2000, we entered into an agreement with Societe Europenne Des Satellites S.A. to establish a joint venture, named iBEAM Europe, to introduce our network services to Europe. In order to bring our services to these regions, the joint ventures will need to deploy a network of servers, which will involve large capital expenditures and operating expenses. We initially expect to incur approximately 49% of the operating losses of iBEAM Asia and 66% of the operating losses of iBEAM Europe. We expect our ownership interests, and therefore our share of the operating losses of the joint ventures, to decline in the future as the joint ventures raise additional funding through sales of eq uity interests to third parties, which would dilute our interests. We expect iBEAM Asia to begin delivering content to end users by the end of 2000 and iBEAM Europe by the first quarter of 2001. In connection with the formation of the joint venture, we will contribute $5.0 million to iBEAM Asia and $10.0 million to iBEAM Europe. We expect that the joint ventures will be funded thereafter from independent third party sources. We may decide to provide additional financing to the joint ventures in the future if the joint ventures is unable to raise additional funding from third parties on favorable terms. In addition, we may provide additional financing to iBEAM Europe to maintain our majority ownership.

             In addition, in connection with our expansion into Asia, Europe, Latin America, Africa and the Middle East pursuant to our agreement with InterPacket, we will incur capital expenditures in connection with our deployment of servers in InterPacket’s network. InterPacket’s network serves developing countries and there can be no assurance that these markets will develop sufficiently to justify our investments. We currently plan to begin placing servers in up to 20 locations in InterPacket’s network in the fourth quarter of 2000. We expect that our capital expenditures in 2000 in connection with deployment in InterPacket’s network will be less than $1.0 million.

             We may be unable to maintain or increase market demand for our service internationally, which may harm our business. As we expand internationally, we will be increasingly subject to a number of risks associated with international business activities that could increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

  Potential difficulty in enforcing intellectual property rights in foreign countries;
  Compliance with and unexpected changes in regulatory requirements resulting in unanticipated costs and delays;
  Lack of availability of trained personnel in international locations;
  Tariffs, export controls and other trade barriers;
  Longer accounts receivable payment cycles than in the United States;
  Potential difficulty in obtaining access to additional satellite and telecommunication transmission capacity;
  Potential difficulty of enforcing agreements and collecting receivables in some foreign legal systems;
  Potentially adverse tax consequences, including restrictions on the repatriation and earnings;
  General economic conditions in international markets; and
  Currency exchange rate fluctuations.

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

             In January 2000, we received a letter from a competitor, which suggested that we review patents to which this competitor claims rights. These patents purport to cover “a system and method for delivery of video and data over a computer network.” We believe that we do not infringe any claims of these patents. However, there can be no assurance that this competitor will agree with our conclusion or not pursue a claim or litigation against us. To date, no complaint has been filed or served.

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

             Our Internet broadcast network is designed to deliver streaming media to large audiences of simultaneous users. Currently our network and the media we broadcast are largely unregulated, even though traditional television and radio are highly regulated by the Federal Communications Commission. If laws and regulations that apply to communications over the Internet are enacted that require us to change the manner in which we operate our network, our business could be disrupted with time consuming and expensive modifications of our technology. In addition, our business could be harmed to the extent that our content provider customers are adversely affected. Laws and regulations that apply to communications over the Internet are becoming more prevalent. Several bills are currently being considered by the U.S. Congress. Recently the U.S. Congress enacted Internet laws regarding children’s privacy, copyrigh ts, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations, and is currently considering copyright legislation that may extend the right of reproduction held by copyright holders to include the right to make temporary copies for any reason. The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could harm our business directly or indirectly due to effects on our customers.

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
  Changes in market valuations of networking, Internet and telecommunications companies;
  The addition or departure of our personnel; and
  Fluctuations in stock market prices and volumes.

             In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies’ common stock. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business and results of operations.

Insiders beneficially own approximately 38% of our outstanding common stock as of September 30, 2000, which could limit our investors’ ability to influence the outcome of key transactions, including changes of control.

             Our executive officers and directors, together with Accel Partners and Crosspoint Venture Partners, each of which is an entity affiliated with one of our directors, own in the aggregate approximately 38% of our outstanding common stock as of September 30, 2000. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Provisions of our charter documents and agreements with some of our large stockholders may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders .

             Our board of directors is divided into three classes, with each class serving staggered three-year terms. This may discourage a third party from making a tender offer or otherwise attempting to obtain control of us because it generally makes it more difficult for stockholders to replace a majority of the directors. We have in place procedures which prevent stockholders from acting without holding a meeting and which limit the ease with which a stockholder meeting can be called. We are subject to the “interested stockholder” provisions of Delaware law which impose restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our s tockholders.

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

             Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. We have 129,873,061 shares outstanding as of November 8, 2000. Of these shares, 11,587,150 of the shares of common stock that we sold in our initial public offering are freely tradeable in the public market without restriction unless held by our affiliates, in which case the shares are tradeable subject to certain volume limitations. The remaining 1,062,850 shares of common stock that we sold in our initial public offering and the 843,639 shares of common stock that were registered for resale on a Form S-8/S-3 are subject to lock-up agreements entered into between the holders of these shares and Morgan Stanley & Co. Incorporated, one of the representatives of the underwriters for our initial public offering, that expire effective November 14, 2000. Upon expiration of these lock-up agreements, these shares will be freely tradeable.

             The remaining 116,379,422 shares of outstanding common stock are also subject to lock-up agreements which expire November 14, 2000 and, as a result of being issued and sold by us in reliance on exemptions from the registration requirements of the Securities Act, are also limited by resale restrictions. Upon expiration of all lock-up agreements effective November 14, 2000, an aggregate of 81,211,517 will be eligible for sale, in some cases subject only to volume, manner of sale and notice requirements of Rule 144 under the Securities Act.

             In addition, on November 9, 2000 we filed for registration of approximately 1,792,000 shares for resale on a Form S-8 which also are subject to lock-up agreements.

             As of the date hereof, we also have approximately 16,411,000 shares subject to outstanding options under our stock option plans and approximately 10,669,000 shares are available for future issuance under these plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans and the 1,500,000 shares of common stock reserved for issuance under our 2000 employee stock purchase plan. Accordingly, shares underlying vested options will be eligible for resale in the public market beginning on November 14, 2000 upon the expiration of the lock-up agreements.

             In addition, 1,949,987 shares of our common stock issuable upon exercise of warrants will become eligible for sale on various dates upon expiration or release of the lock-up agreements. After the expiration or release of the lock-up agreements, holders of 76,328,908 shares of the common stock and the holders of warrants to purchase approximately 1,438,687 shares of common stock may require us to register their shares for resale under the federal securities laws.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

             We offer our services in the United States and anticipate distributing U.S.-based content in Asia and Europe in 2000. As a result, our financial results could be affected by factors including weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the short-term nature of our investments, we believe that there is no material interest rate risk; therefore, no quantitative tabular disclosures are required.

PART II. OTHER INFORMATION

Item 1.   Not Applicable

Item 2.   Changes in Securities and Use of Proceeds

             We completed our initial public offering (“IPO”) on May 23, 2000, pursuant to a Registration Statement on Form S-1 (File No.  333-95833), which was declared effective by the Securities and Exchange Commission on May 17, 2000. In the IPO, we sold an aggregate of 12,650,000 shares of common stock (including 1,650,000 shares sold in connection with the exercise of the underwriters’ over-allotment option) at $10.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $126,500,000. The aggregate net proceeds were approximately $115,532,000, after deducting underwriting discounts and commissions of approximately $8,855,000 and directly paying expenses of the offering of approximately $2,113,000. Morgan Stanley & Co. Inc., Bear, Stearns & Co. Inc., FleetBoston Robertson Stephens Inc. and J.P. Morgan Securiti es Inc. were the lead underwriters for the IPO.

             In addition to funding operating losses since the completion of the IPO, we expect to use the net proceeds for general corporate purposes, including working capital and capital expenditures, and to fund operating losses. We also anticipate spending at least $20 million of the proceeds from our IPO on capital expenditures primarily for the purpose of expanding our network operations. In addition, we intend to use $5.0 million of the proceeds as a capital contribution to iBEAM Asia upon formation of this venture, $10.0 million of the proceeds as a capital contribution to iBEAM Europe upon formation of this joint venture and up to $1.0 million of the proceeds as a capital expenditures in connection with the deployment of our servers in InterPacket’s network. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. Our management will retain broad discretion in the allocation of the remaining proceeds from our IPO.

Item 3-5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.

             (a)  Exhibits:

Exhibit Number	Description
27.1	Financial Data Schedule

             (b)  Reports on Form 8-K:

             On October 18, 2000, the Company filed under Item 2. with respect to the acquisition of NextVenue Inc. including financial statements required under Item 7.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBEAM BROADCASTING CORPORATION
Date: November 14, 2000	By:	/s/ Geoff Ribar

Geoff Ribar Vice President and Chief Financial Officer