Form 10-Q/A
period 2000-09-30
IBEAM BROADCASTING CORP
filed 2001-01-08
CIK 1098570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

iBEAM BROADCASTING CORPORATION

SIGNATURES	32

             This Form 10Q/A is amended to reflect in Note 11 to the condensed consolidated financial statements the purchase price $315.6 million for the NextVenue Inc. acquisition as determined in accordance with EITF Issue No. 95-19, “Determination of the Measurement for the Market Price of Securities Issued in a Purchase Business Combination.” Under EITF Issue No. 95-19, the value of the marketable equity securities is based on the market price of the securities over a reasonable period of time before and after the proposed transaction is announced (July 25, 2000 in the case of NextVenue). The average closing price per share of the Registrant’s common stock used to value this transaction was $14.92 per share, representing the seven trading days during the period from July 20, 2000 to July 28, 2000. The original purchase price calculation was based on $6.34 per share using the closing date of the acquisition, October 3, 2000. The number of shares of the Registrant’s common stock issued in connection with the NextVenue acquisition has not changed.

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

             The purchase price million included the issuance of 8,343,671 shares of series F convertible preferred stock, at $10.00 per share, for a value of approximately $83.4 million. In addition, based on an exchange ratio of 0.34794 shares of iBEAM for every share of webcasts.com, all the outstanding options granted under the webcasts.com’s option plan were converted into options to purchase 607,113 shares of the Company’s series F convertible preferred stock. The fair value of these options of $4.6 million was determined using the Black-Scholes option pricing model and is included as a component of the purchase price. The Company issued notes for $3.0 million to the webcasts.com redeemable preferred stockholders and assumed net liabilities of $2.5 million. The notes plus interest totaling $3.1 million were repaid on July 3, 2000. The Company also incurred $1.7 m illion in acquisition related expenses, which consist primarily of financial advisory, accounting and legal fees. In addition, the former security holders of webcasts.com may receive an additional 1,118,839 shares of common stock if webcasts.com meets revenue targets in the twelve months after the closing of the acquisition.

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

11.    Subsequent Events

  NextVenue Inc.

             On October 3, 2000, the Company acquired NextVenue Inc. (“NextVenue”) in a $315.6 million purchase business combination. NextVenue provides streaming media services to the financial services and corporate enterprise markets. Under the terms of the Acquisition Agreement, all issued and outstanding shares of NextVenue were exchanged for 19,597,360 shares of iBEAM’s common stock with a value of approximately $292.4 million. In addition, based on an exchange ratio of approximately 1.27775 shares of iBEAM for every share of NextVenue, all of NextVenue’s outstanding options and warrants were converted into options and warrants to purchase 2,024,261 shares of common stock. The fair value of the options and warrants of approximately $22.6 million was determined using the Black-Scholes option pricing model and is included as a component of the purchase price. The Company ant icipates incurring approximately $0.6 million in acquisition related expenses, which consist primarily of financial advisory, accounting and legal fees.

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

Tangible assets received	$34,417
Assembled workforce	3,500
Purchased technology	2,900
Unearned stock-based compensation	1,531
Goodwill	282,819
Liabilities assumed	(9,611)

$315,556

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

             The following unaudited pro forma information shows the results of operations for the combined companies as if the transaction had consummated as of January 1, 1999 (in thousands):

	Nine Months Ended September 30, 2000	Year Ended December 31, 1999

Revenue	$19,590	$8,415
Net loss attributable to common stock	(173,475)	(131,923)
Basic and diluted net loss per share	$(2.21)	$(3.60)

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

             Amortization of Stock-based Compensation. In connection with the grant of stock options to employees and consultants since inception, we recorded unearned stock-based compensation of $30.8 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Such an amount, net of amortization, is presented as a reduction of stockholders’ equity and amortized over the vesting period of the applicable option. With regards to stock options granted to consultants, we re-value the associated stock-based compensation using the Black-Scholes option pricing model at each reporting date. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. We believe that the fair value of the stock options granted to consultants is more reliably measurable than the fair v alue of the services received, because we do not have records of time spent by each consultant on matters related to iBEAM, and we do not have the ability to ascertain what the fair market billing rates are for the consultant’s work.

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

             Selling, general and administrative. Selling, general and administrative expenses increased by $10.0 million from $2.8 million in the third quarter of 1999 to $12.8 million in the third quarter of 2000. Year to date, selling, general and administrative expenses increased by $25.3 million from $7.4 million in 1999 to $32.7 million in 2000. This increase was primarily due to increases in salaries, commissions, bonuses and related taxes of $11.0 million, travel and entertainment expenses of $1.6 million, advertising and promotional expenses of $5.5 million in 2000. The increase resulted as we expanded our sales and marketing organization, promoted our network and began to provide infrastructure to support our growing operations. Headcount included in selling, general and administrative increased from 34 at September 30, 1999 to 169 at September 30, 2 000.

             Amortization of goodwill and intangibles. Amortization of goodwill and intangibles in 2000 was $9.2 million in the third quarter and $14.5 million year to date, resulting primarily from the webcasts.com acquisition and purchase of technology from SES/Astra. Amortization will increase by approximately $14.5 million beginning in the fourth quarter due to the NextVenue acquisition and the associated $289.2 million of goodwill and intangibles. We expect to amortize $23.7 million in the remainder of 2000, $94.9 million in 2001 and 2002, $71.1 million in 2003, $57.8 million in 2004 and $43.5 million in 2005.

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

             As of September 30, 2000, we had cash, cash equivalents and investments of $88.7 million. We expect that the build-out of a global network and the funding of operations to develop and to market our services will require substantial investment. As of September 2000, we had raised $229.7 million from the sale of common and preferred stock and $17.7 million from equipment lease lines that are repayable over periods of up to three years. We expect to make at least $60.0 million in capital investments in 2000, of which $51.8 million was incurred during the nine months ended September 30, 2000 and will require significant capital to fund other operating expenses. In addition, as of September 30, 2000, we were obligated to invest $5 million in iBEAM Asia, and $9 million in iBEAM Europe and to prepay $2.5 million to an Internet service provider. Based on our current operat i ng plan, our existing cash resources will fund operations for at least the next nine months. We intend to raise additional capital early in 2001 to fund operations throughout 2001. We may not be able to obtain future equity or debt financing on favorable terms, if at all. Future borrowing instruments such as credit facilities and lease agreements are likely to contain restrictive covenants and may require us to pledge assets as security for borrowings thereunder. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business.

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

             As a result of the webcasts.com acquisition, we recorded $95.2 million of goodwill and acquired intangibles, which is amortized over a three-year period. Our purchase of technology for $15.6 million from SES/Astra is being amortized over a three-year period. Goodwill and acquired intangibles related to the NextVenue acquisition is expected to be $289.2 million and will be amortized over a five-year period. As a result, we expect to amortize $23.7 million in the fourth quarter of 2000, $94.9 million in 2001 and 2002, and $71.1 million in 2003, $57.8 million in 2004 and $43.5 million in 2005.

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

             Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. We have 129,873,061 shares outstanding as of November 8, 2000. Of these shares, 11,587,150 of the shares of common stock that we sold in our initial public offering are freely tradable in the public market without restriction unless held by our affiliates, in which case the shares are tradable subject to certain volume limitations. The remaining 1,062,850 shares of common stock that we sold in our initial public offering and the 843,639 shares of common stock that were registered for resale on a Form S-8/S-3 are subject to lock-up agreements entered into between the holders of these shares and Morgan Stanley & Co. Incorporated, one of the representatives of the underwriters for our initial pu blic offering, that expire effective November 14, 2000. Upon expiration of these lock-up agreements, these shares will be freely tradable.

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

             In addition to funding operating losses since the completion of the IPO, we expect to use the net proceeds for general corporate purposes, including working capital and capital expenditures, and to fund operating losses. We also anticipate spending at least $20 million of the proceeds from our IPO on capital expenditures primarily for the purpose of expanding our network operations. In addition, we intend to use $5.0 million of the proceeds as a capital contribution to iBEAM Asia upon formation of this venture, $10.0 million of the proceeds as a capital contribution to iBEAM Europe upon formation of this joint venture and up to $1.0 million of the proceeds as a capital expenditures in connection with the deployment of our servers in InterPacket’s network. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offeri ngs. Our management will retain broad discretion in the allocation of the remaining proceeds from our IPO.

Item 3-5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.

             (a)  Exhibits:

Exhibit Number	Description
27.1	Financial Data Schedule*

______________

*	Previously filed on November 14, 2000

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

iBEAM BROADCASTING CORPORATION
Date: January 8, 2001	By:	/s/ Geoff Ribar

Geoff Ribar Vice President and Chief Financial Officer