Form 10-K
period 2000-12-31
IBEAM BROADCASTING CORP
filed 2001-03-28
CIK 1098570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended                 Commission File Number
           December 31, 2000                            000-37258

                         iBEAM BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                   94-3296895
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

                  645 Almanor Avenue, Suite 100, Sunnyvale, CA 94085
                    (Address of principal executive offices)
                                   (Zip Code)

       Registrant's telephone number, including area code: (408) 523-1600

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.0001 par value per share
                                (Title of Class)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         As of March 12, 2001, there were 127,617,233 shares of the Registrant's Common Stock outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the NASDAQ National Market on March 12, 2001 of $1.25 per share) was approximately $87,159,040.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                Table of Contents

                                                                                            Page Number
Part I
         Item     1. Business                                                                     3
         Item     2. Properties                                                                  13
         Item     3. Legal Proceedings                                                           13
         Item     4. Submission of Matters to a Vote of Security Holders                         14

Part II
         Item     5. Market for the Registrant's Common Equity
                            and Related Shareholder Matters                                      14
         Item     6. Selected Financial Data                                                     15
         Item     7. Management's Discussion and Analysis of Financial Condition and Results
                            of Operations                                                        18
         Item    7A. Quantitative and Qualitative Disclosure About Market Risk                   38
         Item     8. Financial Statements and Supplementary Data                                 38
         Item     9. Changes in and Disagreements with Accountants on Accounting and
                            Financial Disclosure                                                 39

Part III
         Item     10. Directors and Executive Officers of the Registrant                         39
         Item     11. Executive Compensation                                                     41
         Item     12. Security Ownership of Certain Beneficial Owners and Management             47
         Item     13. Certain Relationships and Related Transactions                             49

Part IV
         Item     14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K          50

                      Signatures                                                                 51
                      Exhibit Index                                                              52

                                     PART I


         The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements regarding our ability to significantly improve streaming media quality for Internet end-users, our capital raising activities, our future cash requirements, the deployment of our streaming media services to the market, our ability to serve end users from the edge of the Internet, future revenues and growth, successful international expansion, the success of acquisitions and joint ventures, market position, customer growth and adoption of our services and products including newly introduced services and products. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward-looking statements as a result of the risks set forth in the following discussion and, in particular, the risks discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation," below under the caption "Risk Factors that May Affect Operating Results."

ITEM 1.   BUSINESS

Overview

         iBEAM Broadcasting Corporation (iBEAM) was formed as a Delaware corporation in March 1998. We are a content delivery network (commonly called a CDN) that (1) owns and operates an Internet broadcast network (Broadcast Network) that delivers streaming media to large audiences of simultaneous users with viewing and listening quality that can approach that of television and radio, and (2) offers a suite of streaming media applications delivered over our Broadcast Network. iBEAM's subsidiaries and joint ventures include NextVenue, Inc., NextVenue Europe Limited, iBEAM Broadcasting Japan Kabushiki Kaisha, iBEAM Asia Limited, iBEAM Asia (Hong Kong) Ltd., and iBEAM Europe Limited.

         Market Segments

         iBEAM serves two distinct market segments: Entertainment & Media (E&M) and Enterprise. E&M customers are those customers whose content consists primarily of music, sports, news, movies, and other forms of media for the entertainment of Internet endusers. Enterprise customers are those customers whose content consists primarily of internal and external corporate communications, training and development, and education.

         iBEAM initially focused on the E&M market with such customers as MTVi, RollingStone.com, Disney Radio, and Sony Music, among others, delivering in total over 629 terabytes of E&M content over our Broadcast Network in 2000.

         Following our stated business plan and the acquisitions of webcasts.com, Server-Side Technologies, and NextVenue, in mid 2000 iBEAM began its penetration into the Enterprise market. During 2000, our Enterprise customers included Accenture (formerly Andersen Consulting), Lotus Development Corporation, Honeywell International, Inc., Merrill Lynch Fenner & Smith, Inc., Morgan Stanley & Co., The Goldman Sachs Group, Inc., and Salomon Smith Barney, Inc., among others. Enterprise customers represented 53% of iBEAM's revenue in 2000.

         Our Broadcast Network

         The iBEAM Broadcast Network is unique because it uses an intelligent layer of software sitting on top of a large-scale physical network. The intelligent software layer uses rules-based routing technology with the goal of optimizing the quality and efficiency of the Broadcast Network. Software components of our platform monitor the status of the elements of the Broadcast Network and make intelligent routing decisions designed to ensure the highest quality end user experience as well as the lowest transmission cost. Our Broadcast Network is comprised of land-line connectivity, data centers, and point-to-multipoint satellite broadcasting. Our servers are co-located with those of Internet backbone providers as well as within the facilities of over 190 Internet service providers (ISPs), including At Home Corporation (Excite@Home) and America Online, Inc. (AOL). We have also expanded our network of servers into the regional bell operating company BellSouth Telecommunications, Inc. (BellSouth). Our approach of using a combination of land-line networks and satellite broadcasting to deliver content is designed to bypass much of the Internet's congestion and improve the delivery of streaming audio-visual media and the quality of the viewing and listening experience. The intelligence of the iBEAM platform orchestrates these various network elements, allowing iBEAM's applications to take full advantage of this dynamic network. The benefit of this intelligent network is illustrated with a recent example. iBEAM provided all streaming services to the Superbowl.com website for the 2001 Super Bowl for our customer CBS Sportsline.com. Keynote Systems, a third-party company offering performance measurement services, stated "If all sites could stream at this rate, the overall quality of streaming content on the web would be much higher." Dan Todd, chief technologist for public services at Keynote, said the streaming performance of SuperBowl.com "was two full points higher than the typical average on the Keynote Scale for Streaming." (Source: Keynote press release January 2001)

         The iBEAM Solution

         Our services help our customers revolutionize the way they communicate. In the Enterprise market, we enable our customers to: use the Internet to deliver internal and external corporate communications locally, regionally, and globally; communicate with the investment community and the public at large; remotely train employees and communicate with clients; and accomplish a host of other discrete communication objectives, using both one-way and interactive streaming media. iBEAM's E&M services transport media content to end users on a live, on-demand, pay-per-view, or continuous broadcast basis. In addition, our E&M services allow media companies to generate revenue from delivering content on the Internet. For example, iBEAM's E&M services allow major record companies to offer secure digital music to consumers and allow major news organizations to offer ad-supported news broadcasts with continuous live feeds, including dynamic ad insertion and on-demand news highlights.

         iBEAM's Enterprise Offerings

         iBEAM has developed and deployed new products specifically designed to meet the increasing demands of corporations in general, and the investment community in particular, for robust streaming media solutions.

         iBEAM's Activecast(TM) software incorporates video, slides/graphics, audience polling, chat, and commerce into an interactive webcast. Among Activecast's features is the ability to customize a web-based media player, such as Microsoft Windows Media Player or Real Networks Player, to meet customers' specific interactive webcasting needs. These events are delivered across our Broadcast Network, providing a quality experience for end users.

         Using our Activecast suite of products, we have enabled corporations such as Accenture, Bristol-Myers Squibb Company (Bristol Myers), Lotus Development Corporation (Lotus), Exodus Communications, Inc. (Exodus), The Jack Morton Company (Jack Morton), and General Electric Company (GE), among others, to deliver intra-corporate communications. iBEAM's solutions have the flexibility to meet our customers' differing needs regarding interactivity, access, and subsequent replay. We have also provided the investment community with the tools they seek in order to communicate with investors, brokers, and analysts, as demonstrated by our streaming coverage of recent investor conferences sponsored by: Friedman Billings Ramsey Group (September 2000); Robertson Stephens, Inc. (September 2000); The Bear Stearns Companies, Inc. (November 2000); Morgan Stanley & Co. (January 2001); and Merrill Lynch Fenner & Smith, Inc. (Merrill Lynch) (February 2001). Additionally, investment banks Merrill Lynch, Morgan Stanley, Robertson Stephens, and Charles Schwab & Company, Inc. have used our services in a variety of other ways, including IPO road shows, debt road shows, analyst morning calls, and targeting investment information to high net worth clients. Revenues from our Enterprise Offerings represented 53% of our total revenues in 2000.

         iBEAM's E&M Offerings

         During 2000, iBEAM expanded its line of E&M products beyond the basic transport of media content to include services and products through which our customers can monetize their content. By providing our Broadcast Network to transport media content and the means by which to monetize it, iBEAM now provides its E&M customers with a complete solution. Revenues from our E&M offerings represented 47% of our total revenues in 2000. Our E&M products include the following:

         On-Demand(TM) is our product for on-demand hosting and streaming of media such as music and video clips, news highlights, product displays, and any other type of streaming media accessed at a website. On-Demand is based upon our intelligent network agent, iDirector, that manages the replication of stored media content across our Broadcast Network. During 2000, our On-Demand customers included MTVi's SonicNet.com, RollingStone.com, CinemaNow.com, Atom Films, CNBC, NFL Films, and CBS Sportsline.com.

          On-Air(TM) is our product for the delivery of live, continuous streaming of media content, such as news channels, music video channels, Internet-only radio stations, and Internet simulcasts of over-the-air radio stations. We added an additional feature to On-Air in 2000 called the "Radio Solution," which allows conventional broadcast radio stations to simulcast their programming over the Internet and to insert into the simulcast signal new advertising inventory replacing the stations' over-the-air ads.

         On-Stage(TM) is our product for the live delivery of concerts, trade shows, and other live events. Our Broadcast Network is particularly important for high profile live events, such as the Daytona 500 which iBEAM streamed in February 2000. In November of 2000, iBEAM streamed the VH1 Music Awards in conjunction with MTV Interactive (MTVi). The webcast included live performances from U2, Red Hot Chili Peppers, Creed, No Doubt, Christina Aguilera, and Bon Jovi, as well as behind-the-scenes webcasts of action from the stage, the press room, and the podiums.

         Pay-Per-View Manager(TM) is our product for the delivery of streaming content on a paid admission basis and is designed to handle the large surge crowds associated with popular live events. The product allows content providers to charge a fee for their customers to gain access to secured streaming audio and video content. Pay-Per-View Manager allows content providers to focus on their core business of creating and distributing content while outsourcing the back office operational requirements. iBEAM provides and manages payment clearing applications, network connections to the payment processor, master merchant accounts, secure access to the content, customer support, and reporting. During 2000, iBEAM demonstrated the effectiveness of Pay-Per-View Manager by streaming on a pay-per-view basis "Heaven's Burning," Cinemanow.com's first-to-the-Internet Russell Crowe film.

         On-Guard(TM) is our digital rights management product for the delivery of digital downloads in a manner that is both easy and efficient for the consumer and protects the copyright owner from unauthorized access to the content. During 2000, On-Guard successfully delivered 2.6 million secure downloads of music, including music of such superstars as Madonna and U2. The U2 event alone resulted in more than 800,000 secure downloads.

         On-Target(TM) is our ad insertion product that allows content providers to insert streaming advertisements into audio and video streaming content. This product is an end-to-end advertising solution that provides our customers with a suite of features including dynamic insertion, campaign management, ad sales, and reporting. On-Target seamlessly inserts full motion video and audio ads into Internet content visibly similar to the way they are experienced on TV and radio. Using On-Target to replace the broadcast ads in a radio feed with Internet audios ad, over-the-air radio broadcasters can generate new revenue streams from their Internet simulcasts. As of December 2000, we have inserted more than 25 million streaming advertisements for our customers. A recent streaming ad campaign run by iBEAM's E&M customers achieved an end user response rate (click-through) of 6%, a significant improvement over the click-through rate of banner ads, which is typically less than 1%. iBEAM was the first major CDN to introduce a streaming ad insertion that is fully integrated with the ad manager system of Engage, Inc.

         Syndication Manager, launched in early 2001, is an application that enables our customers to securely distribute content through multiple Internet based distribution channels. It provides asset management, rights assignment, conditional access, rights enforcement, and detailed reporting by property or channel for billing and usage purposes. Our customers administer their content using a browser-based administration tool that allows them to add authorized affiliates and assign access rights to their content for each affiliate.

         Key Benefits of iBEAM's Streaming Media Solutions

         Integrated Solution. iBEAM offers a unique combination of applications built on top of an intelligent delivery network. This combination offers a complete streaming media solution to our customers. In the Enterprise market, iBEAM's offerings include Activecast, which integrates audio, video, graphics/slides, and high stream quality delivery over our Broadcast Network. With a single, fully-integrated solution, iBEAM's solutions convert corporate communications, shareholder conferences, and marketing events into high quality, interactive webcasts. For E&M customers, iBEAM offers services that not only deliver high quality streams but that also allow companies to monetize their content through streaming ad insertion, syndication, pay-per-view, and secure downloads.

         High Quality Video and Audio Streams. Our Broadcast Network enables smooth, continuous content delivery to our servers before being transmitted to end users. By delivering content to the edge of the Internet, our Broadcast Network minimizes packet loss and jitter, thereby delivering a superior quality stream.

         Ability to Serve Large Audiences Simultaneously. Our Broadcast Network is designed to transmit a single stream to a large audience of simultaneous end users. As we add streaming capacity through additional investments in servers and hosting center equipment, we expect to be able to serve increasingly larger audiences with the quality and reliability that both our customers and end users demand.

         Services that Facilitate the Use of Streaming Media. Our streaming media services include encoding, production, and event planning, along with syndication, digital rights management, and interactive functionality between endusers and presenters. The technology we acquired from webcasts.com, Server-Side Technologies, Inc., and NextVenue, Inc. have helped us to create a complete suite of solutions.

         Network Supports a Variety of Technologies and Applications. Our Broadcast Network is designed to support the major streaming media players, including Windows Media Player and RealNetworks Player. We intend to support new players as they gain widespread market acceptance. Our highly flexible platform is designed to support new services and applications as they emerge.

Mergers and Acquisitions

         Our merger and acquisition activities in 2000 were largely targeted at acquiring the technology and personnel necessary for us to penetrate the Enterprise market, which we estimate will represent over two-thirds of our 2001 revenue.

         On April 28, 2000, we acquired webcasts.com, Inc. for 8,343,671 shares of iBEAM common stock, thereby adding Enterprise communications capabilities, such as online training and interactive trade shows, to iBEAM's product offering. webcasts.com, Inc.'s technology allows endusers to view streaming content, obtain related data, and transact online purchases through Internet links or other click-through devices all on one screen.

         On June 26, 2000, we acquired Server-Side Technologies, Inc. for 20,000 shares of iBEAM common stock, thereby adding secure digital rights management to iBEAM's product offering.

         On October 3, 2000, we acquired NextVenue, Inc. for 19,597,360 shares of iBEAM common stock. NextVenue was an established provider of streaming media communications services to the financial community. During 2000, iBEAM combined NextVenue's technology with that of webcasts.com and our internally developed technology to create the Activecast suite, which includes Activecast FS, designed specifically for investment banks and other members of the financial community.

Joint Ventures

         We expanded our international presence through our joint venture activities in 2000.

         On July 21, 2000 we formed a joint venture, iBEAM Europe Ltd., with Societe Europeene des Satellites, S.A. (SES) to expand our business and operations into Europe. As of December 31, 2000, we held a 66 2/3% ownership interest in iBEAM Europe Ltd., which completed construction of its primary data center in London during 2000. iBEAM Europe intends to begin service with customers in the United Kingdom and Germany in 2001.

         On July 28, 2000, we formed a joint venture, iBEAM Asia Ltd., with Pacific Century CyberWorks Ltd. to expand our business and operations into Asia. As of December 31, 2000, we held a 90% ownership interest in iBEAM Asia Ltd., which installed facilities in Hong Kong during fiscal year 2000 and is serving streaming media to endusers in Asia.

            Broadcast Network

            As we increase the amount of traffic delivered through our network of MaxCaster(TM) edge servers (MaxCasters), we will reduce transmission costs to our ISP partners. We have deployed MaxCasters at no cost to our ISP partners in more than 190 networks, including Excite@Home,AOL, and BellSouth. We have revenue sharing agreements with AOL, Excite@Home, and BellSouth through which our ISP partners receive between 10% and 20% of the revenue we derive from content delivered over their networks.

            Another layer of our Broadcast Network consists of master hosting centers, co-located with Internet backbone providers such as AboveNet Communications, Inc. and Exodus.

            Our Network Operations Center (NOC) continuously monitors our Broadcast Network. The NOC is located in a hardened facility with back-up power supplies and redundant systems. We have developed a series of proprietary network management tools that allow our NOC personnel to monitor and remotely manage our servers. Our NOC personnel can remotely diagnose problems, re-start servers, and update or re-load software.

            Our Technology

            Since our inception in March 1998, we have invested $24.1 million in engineering and development activities, which has led to the development of a series of software technologies that constitute the iBEAM platform. Our Broadcast Network allows any server to deliver streams to any end user on the Internet, thereby avoiding the inefficiencies of servers dedicated only to specific end users.

            Some of the key components of our platform include:

MaxCaster--the intelligent video and audio server at the network edge

            The MaxCaster, a remote server that sits at the edge of the Internet, is a primary technical component of our platform. A MaxCaster receives the one-way satellite broadcast and integrates the satellite broadcast with the two-way traffic of the Internet. A MaxCaster receives, stores, and manages data, as well as reports back to our NOC regarding its health and the content being served. Finally, a MaxCaster processes the content to perform functions, such as inserting streaming advertising.

iDirector--the intelligent network controller

            iDirector is another key element of our platform that receives the end user's request for content. For example, if an end user goes to an Internet news site to view a video feed, iDirector first identifies the location of the end user, then makes an assessment of network conditions, satellite link and server availability to connect the end user to the optimal server. If any component of our Broadcast Network is down, the iDirector system can automatically route the end user to a different part of our Broadcast Network to ensure continued service.


Commercial Relationships

            We have commercial relationships with AOL, Excite@Home, and BellSouth, and intend to enter into additional relationships with other media, entertainment, and technology companies to accelerate market acceptance of our services and to expand and enhance our Broadcast Network. We believe relationships with technology and media companies can accelerate market acceptance of our technology and services, increase our brand recognition, and improve access to our target customer base. We have commercial relationships with large ISPs and ISPs which provide high speed Internet access. These agreements are critical to the success of our business model which is dependent on the deployment of MaxCasters to the edge of the Internet.

AOL

         In February 2000, we entered into an agreement with AOL to deploy our streaming media distribution network within AOL's data centers, which increases the availability of content delivered through our Broadcast Network on the edge of the Internet. We have also deployed our platform to deliver live streams on the AOL network, providing AOL's members with direct access to streaming content. AOL has agreed to allow us to serve end users who do not subscribe to AOL from our servers located within AOL's facilities. We have agreed to share with AOL a portion of the revenue generated from delivery of content from our servers in their network to end users, including AOL subscribers and non-subscribers. In addition, if we exceed maximum allowable bandwidth amounts, we have agreed to make additional payments to AOL. As of December 31, 2000, we have not made any payments to AOL for excess bandwidth usage. We made a non-refundable prepayment of $3 million to AOL.

Excite@Home

         In April 2000, we entered into an agreement with Excite@Home to deploy our Broadcast Network within the Excite@Home network. The agreement requires Excite@Home to deliver network connectivity services to iBEAM. During 2000, we completed the connection of our Broadcast Network to the Excite@Home network. Once Excite@Home's national data centers are constructed, we have the right to co-locate our servers within such data centers. This agreement has increased the availability of content delivered through our Broadcast Network on the edge of the Internet. We have paid a non-refundable prepayment of $1.25 million. An additional payment of $1.25 million is due when we co-locate our Broadcast Network within Excite@Home's national data centers.

BellSouth

            In May 2000, we entered into an agreement with BellSouth to deploy our Broadcast Network within BellSouth's network. During 2000, we deployed our platform within the BellSouth network and have the right to deploy servers in multiple locations within the BellSouth network in the future. We have agreed to share revenue with BellSouth that is generated by services provided by iBEAM over the BellSouth network. We have also issued a warrant to BellSouth for 500,000 shares of iBEAM common stock. The warrant vests in proportion to the number of locations within the BellSouth network that our servers are deployed over time and the number of BellSouth network subscribers in each market.

Sales and Marketing

            We sell our services primarily through our direct sales force. We currently focus our sales efforts on Fortune 1000 companies that are using or plan to use the Internet for their Enterprise communications and on the world's leading media and entertainment companies which have launched or which we believe will launch broadband multimedia initiatives. As of December 31, 2000, we had 80 employees in our sales force devoted to developing relationships in the Enterprise market, the E&M market, and with ISPs. We compensate our sales force with salary and commissions based primarily on customer revenue. Over the next few years we intend to increase the size of our sales force and increase our expenditures on sales and marketing efforts. Our expenditures on sales and marketing over the next twelve months are highly uncertain and will depend upon various factors that are difficult to predict, including the number of sales and marketing personnel that we are able to attract, the level of investment that we determine we will need to market our brand, and our financial resources.

         In addition to our direct sales efforts, we are developing a network of partners which include hosting companies, streaming services companies, and ISPs. We expect that our partners will resell our full range of services.

         Our technical consulting group is comprised of ten systems engineers and six program managers who support our sales efforts by providing implementation services for our customers.

         Our marketing strategy is to build a brand associated with high quality streaming media delivery. To achieve this objective, we have been engaged in a direct marketing campaign that includes key trade shows, speaking engagements at industry forums, and iBEAM-sponsored events and seminars. We have also undertaken an advertising campaign which consists of traditional media and Internet based advertising aimed at our target customers. In particular, iBEAM launched a television ad campaign aimed at high level decision makers in Fortune 1000 companies. iBEAM produced and distributed two 30-second commercials that illustrated the impact that Activecast has on the efficiency and efficacy of corporate communications. The ad campaign ran in markets that had high concentrations of Fortune 1000 companies and in which we have sales offices. iBEAM undertook brand awareness studies before and after the campaign, and measured a marked increase in awareness in our brand after the campaign.

Customers

            We serve customers in two primary markets: Enterprise and E&M. During 2000 we had one customer in each market with greater than 10% of the business for that market. Our largest Enterprise customer was Bristol Myers, which represented 12% of our revenue, and our largest E&M customer was MTVi, which represented 10% of our revenue. Loss of either customer or any other key customer could have a material negative impact on our operating results.

Patents and Proprietary Rights

         Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws, and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We have filed ten patent applications and intend to file additional patent applications in the future. These patent applications relate primarily to our streaming platform standard, content management, distribution capabilities, and subscriber management.

         We seek to limit disclosure of our intellectual property by requiring all employees and any consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results, and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our property could have a material adverse effect on our business, operating results, and financial condition.

         From time to time, third parties might claim infringement by us with respect to our current or future products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources.

         Any potential intellectual property litigation also could force us to do one or more of the following:

o Cease selling, incorporating, or using products or services that incorporate the infringed intellectual property;
o Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or
o Redesign those products or services that incorporate the disputed technology.

         We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel. As a result, our operating results could suffer, and our financial condition could be harmed.

Competition

         The market for streaming communication services is new, highly competitive, and rapidly evolving. We expect competition to increase both from existing competitors and new market entrants for various components of our service. Unlike many of our competitors, we regard ourselves as the only Internet broadcast network that combines satellite and land-line broadcasting of streaming media as our primary business mission.

         Our competitors primarily come from two market segments:

o Internet webcasting companies that deliver streaming media, such as Akamai, Digital Island, RBN, and Yahoo!Broadcast.com; and
o Internet production and event services companies, such as Yahoo!Broadcast.com and Akamai.

         We compete on price and quality of delivery, customer service, and network features. We believe we currently have several primary competitive advantages, including the quality of our Broadcast Network, our proprietary technology, and our early entrance into the market for Internet broadcast services. However, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Some of our competitors may bundle their services with Internet related products or services from Internet device vendors or ISPs. These bundling relationships may inhibit our ability to sell services to content providers or to deploy servers at ISPs.

         Increased competition could result in price reductions, fewer customer orders, reduced gross margins, or loss of market share. Any of these conditions could materially and adversely affect our business, financial condition, and operational results.

Employees

         As of December 31, 2000, we had a total of 567 employees. We have never had a work stoppage, and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

         During 2000, we rapidly increased our employee base. We may need to continue to hire additional personnel. We believe that our future success will depend upon our continued ability to attract, integrate, retain, train, and motivate highly qualified personnel and upon the continued service of our senior management and key personnel. Competition for qualified personnel is intense, particularly in the Silicon Valley area, where our headquarters is located. There can be no assurance that we will successfully attract, integrate, retain, train, and motivate a sufficient number of qualified personnel in the future.

Executive Officers of the Registrant

          The following table presents certain information with respect to the executive officers of iBEAM:

                                   Age on                    Positions and Occupations            Employed
Name and Position             December 31, 2000               During Last Five Years                Since
-----------------             -----------------               ----------------------                -----

Peter Desnoes,                       57            January 1999-present: President and Chief         1998
    President and Chief                            Executive Officer of iBEAM; pre-January
    Executive Officer                              1999: Managing General Partner and Chief
                                                   Executive Officer of Burnham Broadcasting
                                                   Company (owner of network affiliated
                                                   television stations)

Robert Davis,                        42            September 2000-present: Sr. Vice President        1999
    Sr. Vice President -                           - Sales of iBEAM; August 1999-August 2000:
    Sales                                          Vice President - Sales of iBEAM; July
                                                   1996-November 1998: President and Chief
                                                   Executive Officer of Formida Software
                                                   Corporation (Australian software company)

Tom Gillis,                          35            September 2000-present: Sr. Vice President        1999
    Sr. Vice President                             and General Manager - Entertainment & Media
    and General                                    of iBEAM; December 1999-August 2000: Vice
    Manager -                                      President - Marketing of iBEAM; May
    Entertainment &                                1999-December 1999: Assistant Vice
    Media                                          President - Marketing of iBEAM; July
                                                   1998-May 1999: Director of Product
                                                   Management of iBEAM; 1995-June 1998: Product
                                                   Manager, Silicon Graphics

Kurt Hoffman,                        47            October 2000-present: Executive Vice              2000
    Executive                                      President and Chief Operating Officer of
    Vice President,                                iBEAM; October 1998-October 2000: Senior
    Chief Operating                                Vice President of Level 3; October
    Officer                                        1995-October 1998: Vice President of Global
                                                   One

Geoff Ribar,                         42            August 2000-present: Sr. Vice President and       2000
    Sr. Vice President                             Chief Financial Officer of iBEAM; October
    and Chief Financial                            1998-January 2000: Chief Financial Officer
    Officer                                        of Packard Bell NEC; December 1997-October
                                                   1998: Chief Financial Officer of NVIDIA;
                                                   June 1982-December 1997: Vice President -
                                                   Corporate Controller of AMD

Andrew Henry,                        38            August 2000-present: Sr. Vice President -         2000
    Sr. Vice President -                           Marketing of iBEAM; January 2000-August
    Marketing                                      2000: Vice President - Product Marketing of
                                                   iBEAM; January 1994-December 1999: Vice
                                                   President and General  Manager of Visual
                                                   Solutions Business Unit, Silicon Graphics



                                   Age on                    Positions and Occupations            Employed
Name and Position             December 31, 2000               During Last Five Years                Since
-----------------             -----------------               ----------------------                -----
Nicholas Balletta,                   37            October 2000-present: Sr. Vice President and     2000
    Sr. Vice President &                           General Manager - Enterprise of iBEAM;
    General Manager -                              October 1998-October 2000: President and
    Enterprise                                     Chief Executive Officer of NextVenue, Inc.;
                                                   March 1998-January 1999: Director, Level 3
                                                   Communications; 1995 - March 1998: Executive
                                                   Vice President and Eastern Region Vice
                                                   President for Voyager Data Networks,
                                                   GlobalCenter, Inc. and Frontier GlobalCenter


ITEM 2.   PROPERTIES

         Our principal administrative, sales, marketing, engineering and development, and network facilities are located in approximately 81,000 square feet in two buildings in Sunnyvale, California pursuant to leases which expire in 2002 and 2003. In addition, we lease approximately 22,000 square feet for our network facility, engineering and development, and administrative support offices in Oklahoma City, Oklahoma pursuant to a lease that expires in 2003, and approximately 31,000 square feet for our facility in New York pursuant to a lease that expires in 2009. In addition, we lease sales and marketing offices in approximately ten other locations that range from small executive offices to a 6,000 square foot facility. Lease terms range from month-to-month on certain executive offices to up to five years on leases of larger spaces. On October 3, 2000, as a result of our acquisition of NextVenue, we further expanded our international presence into Tokyo, Frankfurt, and London and now have office leases in each of those cities.


ITEM 3.   LEGAL PROCEEDINGS

         On February 3, 2000, Gerald F. Chew filed a lawsuit in California state court, County of Santa Clara, against us and one of our founders, Michael Bowles, alleging breach of contract and other claims entitled Gerald F. Chew v. iBEAM Broadcasting, Inc. et al., No. CV 787599. Mr. Chew claims that he was one of our founders and that we and Mr. Bowles breached alleged promises to issue founder's stock to Mr. Chew in exchange for his services. Mr. Chew alleges damages of at least $10 million and seeks a determination from the Court that he is entitled to an unspecified number of shares of our capital stock. Mr. Chew's complaint is not clear whether his claims for such relief are cumulative or in the alternative. In subsequent filings with the Court, Mr. Chew has claimed entitlement to the same number of shares as received by another of our founders and board member, Robert Wilmot. We intend to defend this action vigorously, however, litigation is inherently uncertain, and we may not prevail against Mr. Chew. Should Mr. Chew prevail with his lawsuit, we could be required to issue stock to Mr. Chew on the same terms as those granted to our founders and recognize an expense in connection with such issuance, which could have a material adverse effect on our results of operations. In addition, any such issuance would be dilutive to existing stockholders. On November 14, 2000, Mr. Bowles filed a cross-complaint against iBEAM and Mr. Wilmot seeking indemnification for the claims asserted against him by Mr. Chew. On December 29, 2000, iBEAM filed a cross-complaint against Mr. Bowles seeking damages, including surrender of shares of iBEAM stock issued to Mr. Bowles, based on Mr. Bowles' alleged breach of a prior agreement with iBEAM.

            On April 20, 2000, InterVu, Inc. filed a lawsuit in California state court, County of Santa Clara, against us and three of our employees entitled InterVu, Inc. v. iBEAM Broadcasting et al., No. CV 89308. The complaint alleges claims for misappropriation of trade secrets and inevitable disclosure and breach of contract and seeks a temporary restraining order, a preliminary injunction, and damages. The complaint is based on the hiring of three former InterVu employees by iBEAM. On April 25, 2000, the Court denied InterVu's application for a temporary restraining order and set a hearing for InterVu's motion for a permanent injunction for May 23, 2000. The hearing was postponed at the plaintiff's request. This litigation was ultimately settled, and all claims dismissed with prejudice, in February 2001.

         On April 20, 2000, Akamai Technologies, Inc. filed a lawsuit against us in the Commonwealth of Massachusetts, Middlesex, Superior Court entitled Akamai Technologies, Inc. v. iBEAM Broadcasting Corporation, 00-1944 alleging claims for breach of contract and unauthorized acquisition of Akamai's confidential information and trade secrets, among other claims. Akamai seeks injunctive relief enjoining us from continuing the employment of one of its former employees who is also the subject of the InterVu v. iBEAM case described above. Akamai also seeks unspecified damages, as well as punitive damages. On May 2, 2000, the court denied Akamai's request for injunctive relief preventing us from continuing the employment of the employee in question and from recruiting or soliciting any employee of Akamai. However, the court did enjoin us from disclosing or using any of Akamai's trade secrets and directed iBEAM to return to Akamai any confidential information or trade secrets. On August 25, 2000, iBEAM filed a counterclaim against Akamai, alleging that Akamai had solicited our employees in violation of a December 1999 agreement. This litigation was settled, and all claims were dismissed with prejudice, in February 2001.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.


                                     PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS

         Our common stock has been traded on the NASDAQ National Market under the trading symbol "IBEM" since our initial public offering (IPO) on May 18, 2000. The following table sets forth the high and low sale prices per share of our common stock for the periods indicated.


                                                        High            Low
                                                        ----            ---
   Second Quarter (from May 18, 2000)                   $29.44          $10.00
   Third Quarter                                        $21.00          $6.22
   Fourth Quarter                                       $8.44           $1.00


         As of March 12, 2001, we had approximately 710 shareholders of record. We have never paid any cash dividends on our common stock. We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Changes in Securities and Use of Proceeds

         We completed our IPO on May 23, 2000, pursuant to a Registration Statement on Form S-1 (File No. 333-95833), which was declared effective by the Securities and Exchange Commission on May 17, 2000. In the IPO, we sold an aggregate of 12,650,000 shares of common stock (including 1,650,000 shares sold in connection with the exercise of the underwriters' over-allotment option) for $10.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $126,500,000. The aggregate net proceeds were approximately $115,532,000, after deducting underwriting discounts and commissions of approximately $8,855,000 and directly paying expenses of the offering of approximately $2,113,000. Morgan Stanley Dean Witter, Bear, Stearns & Co. Inc., Robertson Stephens Inc., and J.P. Morgan Securities Inc. were the lead underwriters for the IPO.

         In October 2000, we completed our acquisition of NextVenue. We issued 19,597,360 shares of iBEAM common stock to NextVenue shareholders as consideration for the acquisition and in exchange for all outstanding NextVenue stock. In addition, we issued 1,792,041 iBEAM stock options under the iBEAM 2000 Stock Plan to then current NextVenue option holders in exchange for NextVenue stock options. The terms and conditions for the exercise and vesting of these options are set forth in the NextVenue 1999 Stock Plan. The exemption from registration relied upon for the issuance of these shares was Section 3(a)(10) of the Securities Act of 1933, as amended. A fairness hearing was conducted in the State of California, at which a permit was issued approving the terms of the transaction and the issuance of the shares.

      In addition to funding operating losses since the completion of the IPO, to date we have used the net proceeds of the IPO and preferred stock rounds for general corporate purposes, including working capital and capital expenditures, and funding of our joint ventures. We expect to use a portion of the remaining proceeds to fund current and future operating losses. Net cash used in operating activities for the year ended December 31, 2000 was $96.1 million. We also have spent approximately $43 million during the year ended December 31, 2000 for capital expenditures, excluding property and equipment acquired through capital leases, primarily for the purpose of expanding our network operations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, or product offerings, although to date our acquisitions have been funded through issuance of additional common stock. Our management will retain broad discretion in the allocation of the remaining proceeds from our IPO and preferred stock rounds.

ITEM 6.   SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with, and are qualified by reference to, our audited financial statements and notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                Period from
Statement of Operations Data:                   March 20, 1998     Years Ended
(in thousands, except per share data)           (Inception) to     December 31,
                                                December 31, ----------------------
                                                   1998         1999         2000
                                                ---------    ---------    ---------

Revenue .....................................   $      --    $     149    $  18,134
                                                ---------    ---------    ---------

Loss from operations ........................      (4,352)     (30,168)    (474,894)
                                                ---------    ---------    ---------
Net loss ....................................      (4,227)     (29,968)    (471,274)
                                                ---------    ---------    ---------
Net loss attributable to common stock .......   $  (4,227)   $ (29,968)   $(482,070)
                                                =========    =========    =========
Net loss per share attributable to
     common stock - basic and diluted .......   $   (0.56)   $   (3.43)   $   (6.82)
                                                =========    =========    =========
Weighted average common shares
     outstanding* ...........................       7,488        8,726       70,698
                                                =========    =========    =========


*For an explanation of shares used in the per share calculation, see
 Note 2 to the Notes to Consolidated Financial Statements.


                                                                           As of
                                                          December 31,  December 31, December 31,
Balance Sheet Data:                                            1998         1999         2000
(in thousands)                                               ------      -------      -------
Cash, cash equivalents and investments ................   $   2,198    $  29,840    $  71,597
Working capital .......................................       1,071       24,751       59,866
Total assets ..........................................       4,207       44,741      207,767
Long-term obligations, net of current portion .........          --        3,627       11,164
Redeemable convertible preferred stock ................       6,905       61,192           --
Total stockholders' equity (deficit) ..................      (3,950)     (26,033)     163,889
                                                             ------      -------      -------

Selected Quarterly Data (Unaudited)
(in thousands, except per share data)

Year ended December 31, 2000 (1)

                                                 -----------------------------------------------------------------
                                                     First           Second            Third            Fourth
                                                    quarter          quarter          quarter         quarter(2)
                                                 --------------   --------------   --------------    -------------
Revenues                                               $  532           $3,380           $5,160           $9,062
Loss from operations                                  (21,672)         (33,885)         (37,718)        (381,619)
Net loss                                              (21,355)         (33,080)         (36,180)        (380,659)
Net loss attributable to common stockholders          (32,151)         (33,080)         (36,180)        (380,659)
Net loss per share attributable to common
  stockholders - basic and diluted                     $(3.04)          ($0.61)          $(0.36)          $(3.22)
Weighted average common shares outstanding             10,589           54,625          101,591          118,156

Year ended December 31, 1999

                                                 -----------------------------------------------------------------
Revenues                                                   $0               $0              $42             $107
Loss from operations                                   (3,444)          (4,599)          (6,254)         (15,872)
Net loss                                               (3,414)          (4,559)          (6,279)         (15,716)
Net loss attributable to common stock                  (3,414)          (4,559)          (6,279)         (15,716)
Net loss per share attributable to common
  stock - basic and diluted                            ($0.40)          $(0.57)          $(0.73)          $(3.22)
Weighted average common shares
outstanding                                             8,462            8,069            8,657            9,720

1 The results in 2000 include the effects of the acquisitions of webcasts.com, Inc. in April 2000, Server-Side Technologies, Inc. in June 2000, and NextVenue, Inc. in October 2000.

2 During the fourth quarter ended December 31, 2000, the Company recorded a $310 million goodwill impairment charge.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Our Broadcast Network delivers streaming media services and solutions to the Enterprise and E&M markets. To further expand our services to the Enterprise market, we have acquired: (1) in April 2000, webcasts.com, Inc., a provider of production consulting services and tools, whose services assist customers with integrating streaming media and e-commerce functions such as chat, e-commerce database links, and pay-per-view; (2) in July 2000, Server-Side Technologies, Inc., a provider of digital rights management solutions; and (3) in October 2000, NextVenue Inc., a provider of streaming media services to the financial services and corporate enterprise markets.

         iBEAM commenced operations in March 1998 and began offering streaming media delivery service in October 1999. Since our inception, we have incurred significant losses and as of December 31, 2000, we had an accumulated deficit of $516.3 million. We have not achieved profitability on a quarterly basis, and anticipate that we will continue to incur substantial net losses. We expect to incur significant and increasing engineering and development and sales, general and administrative expenses and, as a result, we will need to generate significant revenue to achieve profitability.

Our Revenue Model

         We derive our revenue from charging customers for Internet streaming media services. We commercially introduced our services in October 1999. We currently have approximately 425 customers. We generate revenue from Enterprise customers through fixed price contracts and hourly rate or per event billings. We generate revenue from E&M customers based on one or more of the following, depending on the nature of the service provided: the volume of content delivered over our Broadcast Network, measured in megabytes transferred or bit rate per second; the volume of content stored on our Broadcast Network; the volume of content we encode for our customers; and cost-per-impression (for ad insertion).

         Currently, our transport services (On-Air and On-Demand) are typically priced based on actual usage, which is measured by the volume of megabytes transferred during the month. Many of our contracts with our On-Air and On-Demand customers contain a minimum monthly payment obligation and, for On-Demand customers, there is a monthly fee for content stored on our Broadcast Network, which is measured in gigabytes.

         On-Stage is priced under a fixed-fee arrangement or on actual usage in terms of megabytes transferred. Customers have typically elected to enter into fixed-fee arrangements in order to set the price of a broadcasting event. We price our fixed-fee arrangements using an estimate of the amount of content delivered, which includes a forecast of the expected number of viewers, the access speeds of the viewers, and the duration of the event. We bill for other event-related services, such as production and event management, on an hourly rate or fixed price.

         Activecast includes production services, such as content capture, encoding, event management, acquisition services, custom web integration with chat, and e-commerce tools, and are generally provided at either an hourly rate or per event billing. We recognize revenue for these services as the service is provided.

         On-Guard and On-Target are priced based on actual usage in terms of digital downloads or ads inserted.

Cost of Revenue. The cost of broadcasting Internet content includes both direct costs that vary with the volume of content delivered and relatively fixed indirect costs, such as staffing for a 24-hour NOC. The cost of production services is primarily related to manpower costs for delivery of those services.

         Direct broadcasting costs include depreciation of network servers, satellite transmission charges, land-line network charges, access fees, and amortization of developed software and license fees. In proportion, the largest direct cost is the cost of using land-line networks, which we avoid by delivering content directly to ISPs via satellite broadcast. Although certain of the ISPs to which we deliver content have negotiated revenue shares, these amounts have represented lower costs to iBEAM than paying for land-lines. The revenue share we pay to such ISPs is based on a percentage of the revenue we derive from content delivered through their network, ranging from 10% to 20% of such revenue. In addition, we expect the number of ISPs that receive access fees will increase.

         Indirect broadcasting costs are primarily the cost of equipment, operations management software, production services, and NOC personnel. These costs are relatively fixed and independent of the volume of content we deliver.

Engineering and Development. Engineering and development expenses consist primarily of salaries and personnel costs related to the design, development, and enhancement of our services, and the development of new applications that may be added to our platform. We believe that engineering and development is critical to our strategic business development objectives, and we intend to enhance our technology to meet the changing requirements of market demand. As a result, we expect our engineering and development expenses to increase in the future. The amount that we will actually spend on engineering and development is highly uncertain and will depend on various factors that are difficult to predict.

Selling, General, and Administrative. Selling, general, and administrative expenses consist primarily of salaries and related payroll costs, advertising and promotional expenses, consulting fees, and legal and accounting services. We expect that selling, general, and administrative expenses will increase in the future as we hire additional personnel, expand our operations domestically and internationally, initiate additional marketing programs, establish sales offices in new locations, and incur additional costs related to the growth of our operations as a public company.

Amortization of Goodwill and Intangibles. Goodwill and intangibles are amortized over their respective estimated useful lives ranging from three to five years and relates to the our acquisition of webcasts.com, Server-Side Technologies, and NextVenue in April, June, and October 2000, respectively, and the purchase of technology from SES in July 2000.

Amortization of Stock-based Compensation. In connection with the grant of stock options to employees and consultants since inception, we recorded unearned stock-based compensation of $35.4 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Such an amount, net of amortization, is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable option. With regards to stock options granted to consultants, we re-value the associated stock-based compensation using the Black-Scholes option pricing model at each reporting date. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. We believe that the fair value of the stock options granted to consultants is more reliably measurable than the fair value of the services received, because we do not have records of time spent by our consultants, and we do not have the ability to ascertain what the fair market billing rates are for the consultants' work.

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 1999 and 2000

The results of operations related to webcasts.com, Server-Side Technologies, and NextVenue, are included in the Company's financial statements since the acquisition dates in April 2000, June 2000, and October 2000, respectively.

Revenue. Revenues increased by $18 million from $149,000 in 1999 to $18.1 million in 2000. In 2000, Enterprise represented 53% of revenue while E&M comprised 47% of revenue. As we continue to expand our Broadcast Network and as more companies distribute content over our Broadcast Network, we expect our revenue will increase in future periods. We also expect our enterprise revenue will increase as a percentage of total revenue as a result of our acquisition of NextVenue.

Cost of Revenue. Cost of revenue increased by $42.7 million from $7.5 million in 1999 to $50.2 million in 2000. This increase was primarily due to increases in all cost of revenue components such as: network bandwidth, satellite transmission, co-location, content acquisition expenses, network server and software depreciation, and salaries, bonuses, and related taxes as we expanded our Broadcast Network, added capacity, and assimilated the operations of acquired companies in 2000. Headcount included in cost of revenue increased from 73 at December 31, 1999 to 323 at December 31, 2000.

Engineering and Development. Engineering and development expenses increased by $14.2 million from $4.2 million in 1999 to $18.4 million in 2000. This increase was primarily due to increases in salaries, bonuses, and related taxes as additional engineers were hired during 2000 in addition to the effects of salaries and related taxes of engineering and development functions in acquired operations. Headcount included in engineering and development increased from 45 at December 31, 1999 to 70 at December 31, 2000.

Selling, General, and Administrative. Selling, general and administrative expenses increased by $38.3 million from $13.2 million in 1999 to $51.5 million in 2000. This increase was primarily due to increases in salaries, commissions, bonuses and related taxes, travel and entertainment expenses, advertising and promotional expenses, and bad debt expense of $1.5 million in 2000. The increase resulted as we expanded our sales and marketing organization, promoted our Broadcast Network, and began to provide infrastructure to support our growing operations. Headcount included in selling, general, and administrative increased from 21 at December 31, 1999 to 174 at December 31, 2000.

Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles in 2000 was $38.3 million, resulting primarily from the acquisition of webcasts.com, Server-Side Technologies, and NextVenue and our purchase of technology from SES. We expect to amortize $15 million in each of 2001 and 2002, $10 million in 2003, $6 million in 2004, and $5 million in 2005 after considering the impact of the impairment of goodwill discussed below.

Impairment of Goodwill. Impairment of goodwill was recorded at year-end 2000 in the amount of $310 million. The impairment charge was based on management performing an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded upon the acquisition for stock of webcasts.com and NextVenue, which were completed in April and October of 2000, respectively. The assessment was performed primarily due to: the significant decline in stock price since the date the shares issued in each acquisition were valued; the recorded goodwill balance significantly exceeding our market capitalization prior to the impairment charge; and the overall decline in the growth rates for our industry; and lower projected operating results. As a result of this review, management recorded the impairment charge to reduce enterprise level goodwill. The charge was determined based upon estimated discounted cash flows using a discount rate of 20%. The assumptions supporting cash flows including the discount rate were determined using management's best estimates.

Amortization of Stock-based Compensation. Amortization of stock-based compensation increased by $7.3 million from $5.4 million in 1999 to $12.7 million in 2000. The increase was primarily due to the grant of stock options to newly hired employees and, to a lesser extent, consultants.

Restructuring. In the fourth quarter of 2000, we recorded a $12 million charge for restructuring related to our operations. Components of the charge provided for the write-down of certain fixed assets to realizable value - $11.3 million; provision for office closings - $0.3 million; and for 24 terminated employees, principally in marketing and administration - $0.3 million. The restructuring was undertaken to improve operations by eliminating or consolidating costs. At December 31, 2000 the restructuring accrual amounted to $0.3 million relating to office closures, the majority of which will be spent in 2001. We expect that the actions contemplated by the charge will be essentially completed during 2001. We may incur further restructuring charges in future quarters associated with cost-saving initiatives.

Interest and Other Income, net. Other income and expense, net, increased from $380,000 in 1999 to $4.4 million in 2000. The increase was primarily due to an increase in interest income from higher cash and investment balances resulting primarily from proceeds received from our IPO in May 2000, private equity financings in October 1999 and February 2000, and cash received from acquisitions.

Interest Expense. Interest expense increased from $180,000 in 1999 to $1.2 million in 2000, primarily as a result of additional capitalized leases entered into or assumed through acquisitions during 2000.

Minority Interest. Minority interest was a benefit of $449,000 in 2000, representing the portion of losses from consolidated subsidiaries attributable to minority owners.

Income Taxes. We have incurred operating losses since inception in March 1998 and have significant net operating loss carryforwards for federal and state tax purposes. Accordingly, we did not record a provision for income taxes in 1999 or 2000.

Net loss. Net loss increased by $441.3 million from $30 million in 1999 to $471.3 million in 2000. The increase in net loss is primarily attributable to the goodwill impairment charge of $310 million, goodwill amortization of $38.3 million, a restructuring charge of $12 million, increased amortization of stock-based compensation of $12.7 million, and a significant increase in operating expenses required to support growth in our revenues and expansion of our Broadcast Network and streaming media applications.

Results of Operations for the Period from March 20, 1998 (Inception) to December 31, 1998 and the Year Ended December 31, 1999

Revenue. We began generating revenue in August 1999 after we commercially introduced our content delivery service and have recognized $149,000 through December 1999. Fees for On-Stage, On-Air, and On-Demand services accounted for 74%, 6%, and 3%, respectively, of total revenue for the year ended December 31, 1999. As we continue to expand our Broadcast Network and as more companies distribute content over our Broadcast Network, we expect our revenue will increase in future periods. We also expect our On-Air and On-Demand services will increase as a percentage of total revenue, while On-Stage and other services will decrease as a percentage of total revenue.

Cost of Revenue. Cost of revenue increased from zero in 1998 to $7.5 million in 1999. This increase was primarily due to network bandwidth, satellite transmission, co-location and content acquisition expenses of $1.4 million, network server and software depreciation of $0.8 million, consulting expenses of $0.7 million and salaries, bonuses, and related taxes of $2.4 million as we began to deploy and manage our Broadcast Network in 1999. Headcount included in cost of services rose from zero at December 31, 1998 to 73 at December 31, 1999.

Engineering and Development. Engineering and development expenses increased by $2.7 million, or 180%, from $1.5 million in 1998 to $4.2 million in 1999. This increase was primarily due to an increase in salaries and related taxes of $1 million as additional engineers were hired in 1999. Headcount included in engineering and development rose from 23 at December 31, 1998 to 45 at December 31, 1999.

Selling, General, and Administrative. Selling, general, and administrative expenses increased by $10.3 million, or 355%, from $2.9 million in 1998 to $13.2 million in 1999. This increase was primarily due to salaries, bonuses, and related taxes of $3.9 million and advertising and promotional expenses of $4.5 million, resulting from the development of a sales and marketing organization and the marketing of our network and corporate brand, which was publicly launched in October 1999. We began to provide administrative infrastructure to support our growing operations, which also contributed to the higher salaries and taxes. Headcount included in selling, general, and administrative rose from 19 at December 31, 1998 to 57 at December 31, 1999.

Amortization of Stock-based Compensation. Amortization of employee stock-based compensation was $5.4 million in 1999 due primarily to the grant of stock options to newly hired employees, including $0.4 million related to the grant of stock options to consultants.

Interest and Other Income, Net. Other income and expense, net, increased from $125,000 in 1998 to $380,000 primarily due to an increase in interest income generated by larger cash balances.

Interest Expense. Interest expense was $180,000 in 1999, principally due to the interest component payments on capitalized leases.

Income Taxes. We have incurred operating losses for all periods. As of December 31, 1999, we had net operating loss carryforwards for federal and state tax purposes of approximately $25.8 million. These federal and state tax loss carryforwards are available to reduce future taxable income and expire in varying amounts beginning in 2004. Under the provisions of the Internal Revenue Code, some substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

Net Loss. Net loss increased by $25.8 million from $4.2 million in 1998 to $30 million in 1999. The increase in net loss is primarily attributable to increases in operating costs and expenses of $26 million, which includes an increase in amortization of stock-based compensation of $5.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations primarily through the sale of our capital stock and capital lease obligations. We have raised an aggregate of $232 million from the sale of our common and preferred stock through December 31, 2000, of which $115.5 million resulted from the IPO of our common stock in May 2000.

         Net cash used in operating activities was $96.1 million for the year ended December 31, 2000 compared to $19.2 million for same period in 1999. Cash used in operating activities for the year ended December 31, 2000 was primarily due to our net loss of $471.3 million and an increase in accounts receivable of $3.6 million and prepaid expenses and other assets of $8.1 million, offset in part by the impairment of goodwill of $310 million, the amortization of goodwill and intangibles of $38.3 million, depreciation and amortization of $21 million, amortization of stock-based compensation of $12.7 million and an increase in accounts payable and accrued liabilities of $4.8 million.

         Net cash used in investing activities was $12.5 million for the year ended December 31, 1999, relating to the purchase of property and equipment of $7.5 million and the purchase of short-term investments of $5 million. Net cash used in investing activities was $33 million for the year ended December 31, 2000, relating primarily to the purchase of property and equipment of $42.6 million, an advance of $10 million to webcasts.com prior to the acquisition and payment of a note payable of $3 million, and the net purchase of short-term investments of $4.3 million, partially offset by cash received from acquisitions of $26.8 million.

         Net cash flow provided by financing activities was $54.3 million for the year ended December 31,1999 compared to $166 million for the year ended December 31, 2000. Cash provided by financing activities was the result of net proceeds from the sales of our preferred and common stock of $166.6 million and minority investments of $5.4 million in the Company's consolidated subsidiaries, partially offset by payments on our capital lease obligations of $6 million and repurchases of the company's common stock from certain employees of $3.5 million.

         As of December 31, 2000, we had cash, cash equivalents, and investments of $71.6 million. We expect that the build-out of a global network and the funding of operations to develop and to market our services will require substantial investment. From inception to December 31, 2000, we had raised $231.2 million from the sale of common and preferred stock and $21 million from equipment lease lines that are repayable over periods of up to three years. We incurred $57.7 million in capital expenditures for the year ended December 31, 2000 and will require significant capital to fund other operating expenses.

         Based on these assumptions and our current operating plan, our existing cash resources will fund operations until the fourth quarter of 2001. We intend to raise additional capital to meet our current operating plan.

Recent accounting pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We, to date, have not engaged in derivative and hedging activities, and accordingly that the adoption of SFAS No. 133 will not have a material impact on the financial reporting and related disclosures of iBEAM.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We have complied with the guidance in SAB 101 for all periods presented.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" (FIN44). This Interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. We applied FIN 44 in accounting for the options granted to NextVenue option holders in the acquisition of NextVenue. As a result, we recorded deferred compensation of $2 million relating to the unvested portion of the options at the acquisition date. In the fourth quarter of 2000, we repurchased certain unvested shares related to the early exercise of options and recorded a charge of $0.7 million in connection with the repurchase.

RISK FACTORS THAT MAY AFFECT OPERATING RESULTS

Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

         We have incurred losses from operations since inception and have an accumulated deficit of approximately $516.3 million as of December 31, 2000. We have completed several rounds of private equity financing and completed our IPO in May 2000, which raised $115.5 million, net of expenses. For the year ended December 31, 2000, we incurred a loss from operations of approximately $474.9 million, including a $310 million charge for impairment of goodwill, and negative cash flows from operations of approximately $96.1 million. Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will continue because of costs and expenses related to brand development, marketing and other promotional activities, continued expansion of our Broadcast Network, expansion of product offerings, and development of relationships with other businesses. Our operating plan requires us to raise additional capital to fund our future operations. Certain of these costs are discretionary and could be reduced if working capital decreased significantly. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve its intended business objectives.

         The expansion and development of our business will require significant capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs. In 2000, we incurred $57.7 million in capital expenditures, including investments in servers, hosting centers, and our NOC, and we expect to incur significant and increasing losses.

         We may fail to generate sufficient cash flow from the sales of our services to meet our cash requirements. Our capital requirements may vary materially from those currently planned if, for example, we have to incur unforeseen capital expenditures, unforeseen operating expenses, and/or make investments to maintain our competitive position. If this is the case, we may require additional financing sooner than anticipated, or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. If we seek to raise additional capital through the issuance of equity or equity-related securities, the percentage ownership of existing stockholders will be diluted.

         We intend to raise additional capital in 2001 to fund operations into 2002. However, we may not be able to obtain capital, whether debt or equity, on favorable terms, if at all. Future borrowing instruments such as credit facilities and lease agreements are likely to contain restrictive covenants and may require us to pledge assets as security for borrowings. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business, cause us to curtail all or portions of our existing business, restructure our revenue and expense models, or otherwise take or omit to take material courses of action.

We are dependent on our Internet broadcasting services and applications, and our future revenue depends on their commercial success.

         Our revenue growth depends materially on the commercial success of our Internet broadcasting services and applications. Customer demand for streaming media services and applications such those offered by iBEAM is difficult to predict. We have seen some of our customers go out of business in 2000. However, none of them represented more than 12% of our annual revenue for 2000. Because we are in a period where the business models of our actual and potential customers are often untried or unproven, it is very difficult for us to predict our future revenues. Our revenue growth will materially depend on the extent to which our customers' business models create sustainable demand for our services and applications. In addition, failure of our current and planned services and applications to operate as expected or the occurrence of any service interruptions or technical problems with our Broadcast Network could delay or prevent customer acceptance of our services. If our target customers do not adopt and purchase our current and planned services, our revenue will not grow significantly, and we may not become profitable as a result.

We had operating losses of $30.2 million and $474.9 million for the years ended December 31, 1999 and 2000, respectively, and our accumulated deficit was $516.3 million as of December 31, 2000. Considering that operating expenses are expected to increase in future periods we will need to increase our revenues significantly to achieve profitability.

         We have never been profitable. We had operating losses of $30.2 million and $474.9 million in 1999 and 2000, respectively, and our accumulated deficit was $516.3 million as of December 31, 2000. Considering that operating expenses are expected to increase in future periods, we will need to increase our revenue significantly to achieve profitability. In 2000, based on the planned deployment of our Broadcast Network, we incurred capital expenditures of $57.7 million. We may continue to incur increasing operating losses in the future.

         We cannot be certain that our revenue will grow or that we will achieve sufficient revenue to achieve profitability. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have large fixed expenses, and we expect to continue to incur significant and increasing sales and marketing, product development, administrative, and other expenses, including fees to obtain access to bandwidth transport of data over our Broadcast Network, while we build out our Broadcast Network to the edge of the Internet. As a result, we will need to generate significantly higher revenues to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, we may not become profitable.

Because we are an early stage company that has generated limited revenues and only recently began offering our services in October 1999, our business and prospects are unproven and difficult to evaluate.

         We were founded in March 1998 and began offering our Internet broadcasting services for streaming video and audio in October 1999. The revenue and income potential of our services and business and the size of our market are unproven. We have limited meaningful historical financial data upon which to base planned operating expenses and upon which investors may evaluate us and our prospects. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed for the foreseeable future. Accordingly, we are subject to all of the risks that are associated with companies in an emerging industry and in an early stage of development, particularly companies in the rapidly evolving Internet infrastructure market, including:

o        Undercapitalization;

o        Cash shortages;

o        The unproven nature of our business plan;

o        The new and unproven nature of the market for our services;

o The need to make significant expenditures and incur significant expenses as we develop our business and Broadcast Network;

o The lack of sufficient clients and revenues to sustain our operations and growth without additional financing;

o Difficulties in managing growth including integration of businesses that may be acquired into our business; and

o Limited experience in providing some of the services that we offer or plan to offer.

         If we are unsuccessful in addressing these risks, our business may be seriously harmed.

If our customers, ISP partners, and other strategic partners do not receive additional funding to sustain their operations and grow their businesses, our operating results will be negatively impacted.

         Many of our customers, ISP partners, and other strategic partners have not reached profitability and will require additional funding to sustain their operations and grow their businesses. Given the recent volatility in the capital markets, many of these companies are having difficulty raising additional financing, which in turn, will require them to curtail their operating activities, or file for bankruptcy protection. To the extent that any of our customers curtail or cease their operations, we may incur costs for streaming content for which we will not receive any revenue and/or we may be required to write-off existing accounts receivable.

         Our relationships with ISPs are critical to the success of our business plan, because through these agreements we gain access to large numbers of end users that we can reach via satellite rather than through land-lines. To the extent that any of our ISP partners cease or curtail their operations, we may not grow or maintain the number of end users that can be reached via satellite, which would negatively impact our costs and operating results.

         Similarly, our operating results are also dependent on our strategic relationships. To the extent that any of our strategic partners cease or curtail their operations, we may lose the value associated with such strategic relationships or we may be required to increase our financial commitment to the relationship. In any event, our operating results would suffer.

Our ability to build our Broadcast Network to the edge of the Internet is dependent on our relationship with ISPs.

         The long-term growth in demand for our E&M service offerings depends in large part on our ability to build our Broadcast Network to the edge of the Internet. An edge network provides our customers with competitively better quality and lower-cost distribution of streaming video and audio content to end users. The development of our edge network requires that we co-locate our MaxCasters with ISPs, which control the Internet access points closest to the end user.

         To accomplish our business strategy of developing an edge network, we will need to co-locate our MaxCasters with ISPs. Although we provide ISPs with our servers at no cost, some ISPs may nevertheless refuse to allow us to install our equipment in their facilities. If we are unable to further develop our edge network, our costs may increase and our services may not eliminate packet loss and jitter, resulting in poor quality service. If the quality of our services suffers, we may lose or fail to obtain customers, which would reduce our revenue. Therefore, our failure to deploy our MaxCasters close to the end user will cause our business and results of operations to suffer. The development of our edge network will require that we not only enter into additional agreements with ISPs to co-locate our MaxCasters in their facilities, but also that we successfully move content from our hosting centers to our MaxCasters such that we serve end users from the edge.

         Our agreements with larger ISPs are critical to the success of our business plan, because through these agreements, we gain access to large numbers of end users that we can reach via satellite rather than through land-lines. Our agreements with high speed Internet access providers are important because through these agreements we can reach end users with high-speed or "broadband" connections from the edge of the Internet. These end users tend to access greater volumes of streaming content. Unless we can reach large numbers of end users through our edge network, our services will not be attractive to many content providers. In order to secure agreements with large ISPs and high speed Internet access providers, in some instances we have agreed to share between 10% and 20% of the revenue we derive from content delivered through their networks. We have also agreed to make non-refundable prepayments to ISPs in the amount of $5.5 million, of which $4.25 million has been paid as of December 31, 2000.

         Pursuant to our agreement with AOL, we have deployed MaxCasters within AOL's data centers. Considering the reach of AOL's network and market position as the leading provider of Internet access in the United States, our agreement with AOL is critical to our strategy of delivering more content to the edge of the Internet. The agreement increases the availability of content delivered through our Broadcast Network on the edge of the Internet. The agreement with AOL has an initial two-year term that commenced in February 2000 but may be terminated by either party for material breach by the other upon 30 days notice. In addition, after the first year of the agreement AOL has the right to terminate the agreement if we do not deliver a required level of Internet content through their network. A termination of, or adverse change in, our relationship with AOL would seriously impair our efforts to establish and maintain our Broadcast Network's ability to reach the edge of the Internet.

         Pursuant to our agreement with Excite@Home, we have deployed MaxCasters that have direct access to Excite@Home's network, and we have the right to place our MaxCasters directly within Excite@Home's national data centers upon Excite@Home's completion of such centers. Considering Excite@Home's position as a provider of high-speed Internet access though cable access, our agreement is important to the development of our Broadcast Network on the edge of the Internet. The agreement has a three year term. Either party may terminate the agreement with 30 days notice upon a material default by the other party. Excite@Home may terminate the agreement upon 30 days notice upon a change of control of iBEAM. In addition, Excite@Home may terminate the agreement without cause after two years. A termination of, or an adverse change in, our relationship with Excite@Home would seriously impair our efforts to establish our Broadcast Network's ability to reach the edge of the Internet.

         Pursuant to our agreement with BellSouth, we have deployed our MaxCasters within BellSouth's network and have the right to deploy our MaxCasters in multiple locations within BellSouth's network in the future. We have agreed to share revenue with BellSouth that is generated by services provided by iBEAM over BellSouth's network. We have also issued a warrant to BellSouth for 500,000 shares of iBEAM common stock. The warrant vests in proportion to the number of locations within BellSouth's network at which our Broadcast Network is deployed over time and the number of BellSouth network subscribers in each such market. The agreement has a two year term that commenced in May 2000. Either party may terminate the agreement upon not less than sixty days prior written notice to the other party. A termination of the agreement by BellSouth, or an adverse change in our relationship with BellSouth, would seriously impair our efforts to establish our Broadcast Network's ability to reach the edge of the Internet.

Because our Broadcast Network is complex and is deployed in complex environments, it may have errors or defects that could seriously harm our business.

         Our Broadcast Network is highly complex and is deployed in complex environments. As a result of testing conducted to date, we and our customers have from time to time discovered errors and defects in our software. Since we commenced offering our services in October 1999, we have experienced four network outages, one of which was due to failure of our network software and three of which were due to outages of third party land-line network services providers. We have not experienced a network outage since July 1, 2000. We may continue to experience problems with our software. Outages that have occurred to date have resulted in between one and nine hours of network downtime which prevented us from delivering our services to our customers. These downtimes resulted in lost revenues for usage not billed during down periods. Our network redundancy project, currently scheduled for completion in April of 2001, is intended to reduce recurrences of general network failures and loss of revenues resulting from outages.

         In the future, there may be additional errors and defects in our software and servers that may adversely affect our services. If we are unable to efficiently fix errors or other problems that may be identified, we could experience:

o        Loss of or delay in sales and loss of market share;

o        Loss of customers;

o        Failure to attract new customers or achieve market acceptance;

o        Diversion of development resources;

o        Loss of credibility;

o        Increased service costs; or

o        Legal action by our customers.

Any failure of our Broadcast Network or the satellite or land-line communication services provided to us by third party providers could lead to significant costs and disruptions which could harm our reputation and cause us to lose customers, which would have a negative impact on our revenue.

             Our business and reputation are dependent on providing our customers with high quality and low-cost Internet broadcasting services through our Broadcast Network. To meet these customer requirements, we must protect our Broadcast Network against damage from:

o        Human error;

o        Network software errors;

o        Physical or electronic security breaches;

o        Fire, earthquake, flood and other natural disasters;

o        Power loss; and

o        Sabotage and vandalism.

         If we are unable to provide our services to our customers, we could face legal action by our customers, which would be costly and divert management's attention from important business activities. Because our servers are located in the facilities of others, such as ISPs and Internet hosting companies, we must rely on others to protect our equipment.

         The architecture of our Broadcast Network uses satellite transmission to bypass the congestion of the Internet backbone by broadcasting directly to our MaxCasters. We have entered into a three-year agreement with a satellite service provider for transmission capacity over a specified satellite. While the agreement provides for a back-up satellite if difficulties arise with our designated satellite, if we are required to change the designated satellite, we would be required to readjust our equipment. This adjustment could take several weeks and would result in a decrease in the quality of our services and an increase in our cost relating to the more expensive transmission costs of distributing content from our hosting centers over our land-line network. The ongoing failure of this satellite service could prevent us from broadcasting content directly to the edge of the Internet. This would significantly increase our costs and reduce our ability to cost-effectively broadcast high quality streaming video and audio content.

         On January 18, 2001, we experienced a "rolling blackout" of 1.5 hours at our Sunnyvale facility as a result of the shortage of electric supply in California. We own a backup generator system in Sunnyvale which came on line in accordance with specifications. Our Broadcast Network did not experience any downtime as a result of this event. However, as the supply of electricity in California remains uncertain, we may experience other rolling blackouts. Should our backup generator not respond appropriately we may suffer a network outage, in which case network operations are designed to be automatically rerouted to our New York and Oklahoma facilities. A facility outage would not directly affect our Broadcast Network, but would impair our ability to monitor and maintain our Broadcast Network from our Sunnyvale location. If our backup generator fails and our network operations are not automatically rerouted, we would experience downtimes which would impact our revenues.

We may have inaccurately predicted our satellite capacity needs and may find it difficult to add capacity when needed on reasonable terms.

         We may need to add additional satellite capacity as we take on additional customers that distribute their content over our Broadcast Network. Increases in the amount of live content that is broadcast over our Broadcast Network would decrease our remaining satellite capacity. We are currently using only a small fraction of our contracted for capacity. Nevertheless, we cannot be certain that we have contracted for sufficient satellite capacity under our current three-year satellite capacity contract, that we will be able to renew this contract, or that we would be able to increase satellite capacity through our current provider or a potential provider. Additional capacity may not be available to us on reasonable terms or at all. Failure to obtain necessary capacity would limit revenue growth.

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

         We compete in a market that is new, intensely competitive, highly fragmented, and rapidly changing. We have experienced and expect to continue to experience increased competition. Some of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, and substantially greater financial, technical, and marketing resources than we do. Some of our current and potential competitors have the financial resources to withstand substantial price competition. Moreover, many of our competitors have more extensive customer bases, broader customer relationships, and broader industry alliances that they could use to their advantage in competitive situations, including relationships with many of our current and potential customers. We do not have exclusive contracts with ISPs for the deployment of our MaxCasters within their networks, and we expect that many ISPs will allow our competitors to install equipment at their sites. In addition, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

             Some of our current or potential competitors may bundle their services with other software or hardware to offer a full range of Internet broadcasting products and services to meet all of the content distribution needs of content providers. We currently do not offer a full range of products and services. This may discourage content providers from purchasing services we offer or ISPs from installing our MaxCasters in their facilities.

         As competition in the Internet broadcasting market continues to intensify, new solutions will come to market. We are aware of other companies that are focusing or may in the future focus significant resources on developing and marketing products and services that will compete with ours. We believe our competitors primarily come from two market segments:

o Internet webcasting companies that deliver streaming media through land-line networks, such as Akamai, Digital Island, and Yahoo!Broadcast.com; and

o Internet production and event services companies, such as Yahoo!Broadcast.com and Akamai.

Increased competition could result in:

o        Price and revenue reductions and lower profit margins;

o Increased cost of service from telecommunications providers and revenue sharing demands by ISPs;

o        Loss of customers; and

o        Loss of market share.

         Any one of these results would harm our financial results.

         We believe that the Internet broadcasting and content delivery industry is likely to encounter consolidation, such as the acquisition of InterVu by Akamai in 2000 and our acquisitions of webcasts.com, Inc. and NextVenue, Inc. This consolidation could lead to the formation of more formidable competitors and could result in increased pressure on us to lower our prices. In addition, consolidation among Internet content providers could reduce the number of potential customers for our services and may increase the bargaining power of these organizations, which could force us to lower our prices.

Our business will suffer if we do not respond rapidly to technological changes or if new technological developments make our services non-competitive or obsolete.

         The market for Internet broadcasting services is characterized by rapid technological change, frequent new product and service introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. If competitors introduce products, services, or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge, our services may become non-competitive or obsolete, which would harm our revenues and cause our business and financial results to suffer. In addition, technological developments could eventually make Internet infrastructure much faster and more reliable such that performance enhancing services like those we provide would be less relevant to content providers.

         In developing our services, we have made, and will continue to make, assumptions about the standards that our customers and competitors may adopt. If the standards adopted are different from those which we may now or in the future promote or support, market acceptance of our services may be significantly reduced or delayed, and our business will be seriously harmed. In addition, the emergence of new industry standards could render our existing services non-competitive or obsolete.

The uncertainty in the sales and installation cycles for our services resulting from our limited operating history may cause revenue and operating results to vary significantly and unexpectedly from quarter to quarter, which could adversely affect our stock price.

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

         We expect the prices we can charge for our Internet broadcasting services will decline over time as a result of, among other things, the increasing availability of bandwidth at reduced costs and existing and new competition in the markets we address. If we fail to accurately predict the decline in costs of bandwidth or, in any event, if we are unable to sell our services at acceptable prices relative to our costs, or if we fail to offer additional services from which we can derive additional revenue, our revenue will decrease, and our business and financial results will suffer.

         We are currently pricing our services at levels that exceed our direct variable costs but are insufficient to cover indirect costs such as our NOC and billing system. There is no assurance that our revenues will increase to cover our increasing indirect costs, or that we have accurately estimated indirect costs. If we fail to increase revenues, we may not be able to achieve or maintain profitability.

Our business will suffer if we do not anticipate and meet specific customer requirements.

         Our current and prospective customers may require features and capabilities that our current services do not have. To achieve market acceptance for our services, we must effectively and timely anticipate and adapt to customer requirements and offer services that meet these customer demands. The development of new or enhanced services is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing, and other difficulties that could delay or prevent the development, introduction, or marketing of these new or enhanced services. In addition, the introduction of new or enhanced services also requires that we manage the transition from older services to minimize disruption in customer service and ensure that we can deliver services to meet anticipated customer demand. Our failure to offer services that satisfy customer requirements would decrease demand for our products and seriously harm our revenues and financial results.

Our business will suffer if we do not expand our direct and indirect sales organizations and our customer service and support operations.

         We currently have limited sales and marketing experience and limited trained sales personnel. Our limited experience may restrict our success in commercializing our services. Our services require a sophisticated sales effort targeted at a limited number of key people within our prospective customers' organizations. This sales effort requires trained sales personnel. We need to expand our marketing and sales organization in order to increase market awareness of our services and generate increased revenue. We are in the process of building our direct sales force and plan to hire additional qualified sales personnel. Competition for these individuals is intense, and we might not be able to hire the kind and number of sales personnel we may need. In addition, we believe that our future success is dependent upon our ability to establish successful relationships for indirect sales with a variety of distribution partners. If we are unable to expand our direct and indirect sales operations, we may not be able to increase market awareness or sales of our services, which may prevent us from increasing our revenue and achieving and maintaining profitability.

         Hiring customer service and support personnel is very competitive in our industry because there is a limited number of people available with the necessary technical skills and understanding of our market. Once we hire these personnel, they require extensive training. If we are unable to expand our customer service and support organization or train these personnel as rapidly as necessary, we may not be able to maintain satisfied existing customers of our services, which would harm our revenues and our ability to achieve or maintain profitability.

         We will incur significant costs relating to the planned expansion of our marketing, sales, and customer support organization. We are unable to quantify the expenses associated with expanding our sales organization, customer service, and support operations because these expenses depend on a number of factors relating to our operations, including the rate of hiring personnel and the timing and amount of marketing and advertising expenses. We expect that these costs will significantly exceed any revenues that we receive for our services for at least the next year. If our revenues do not grow in the future, these costs may never be recuperated and we may not become profitable.

We face a number of risks related to our acquisitions of NextVenue, webcasts.com and Server-Side Technologies, and we may face similar risks in the future if we acquire other businesses or technologies.

         We acquired webcasts.com in April 2000, Server-Side Technologies in June 2000, and NextVenue in October 2000. If we are unable to continue to effectively integrate these companies' products, personnel, and systems, our business and operating results are likely to suffer.

         As part of our business strategy, we frequently review acquisition and strategic investment prospects that would complement our current services, augment our market coverage, or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we make any future acquisitions, we could:

o Issue equity securities, which would dilute current stockholders' percentage ownership;

o Incur substantial debt, the holders of which would have claims to our assets in preference to the holders of our common stock; or

o Assume contingent liabilities, which could materialize and involve significant cost.

         These actions could materially and adversely affect our operating results and/or the price of our common stock. Acquisitions and investments may require us to incur significant amortization and depreciation charges, and acquisition related costs that adversely affect our financial results. Acquisitions and investment activities also entail numerous risks, including:

o Difficulties in the assimilation of acquired operations, technologies, or services;

o Unanticipated costs associated with the acquisition or investment transaction;

o Adverse effects on existing business relationships with suppliers and customers;

o Risks associated with entering markets in which we have no or limited prior experience; and

o        Potential loss of key employees of acquired organizations.

         We continue to look for acquisitions and investments.

As a result of our recent acquisitions of companies and technologies, we have recorded goodwill and acquired intangibles, the amortization of which will increase our operating expenses.

         As a result of the webcasts.com, Server-Side Technologies, and NextVenue acquisitions, and the purchase of technology from SES, we recorded goodwill during 2000 of approximately $399.5 million which is being amortized over its estimated useful life of three to five years. During the fourth quarter of 2000, we recorded a $310 million impairment charge based on an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded. Goodwill amortization recorded during 2000 was $38.3 million. The remaining $51.2 million of goodwill is expected to be amortized as follows: $15 million in 2001 and 2002, $10 million in 2003, $6 million in 2004, and $5 million in 2005.

         To the extent we do not generate sufficient cash flow to recover the amount of the remaining goodwill and identifiable intangibles recorded, or if our recorded value exceeds our market capitalization, the remaining amount could be considered impaired and could be subject to earlier write-off. In such event, our net loss in any given period could be greater than anticipated, and the market price of our stock could decline.

Our business will suffer if we fail to manage the expansion of our operations properly.

         We have grown rapidly by hiring new employees and by expanding our services. Our total number of employees grew from approximately 40 as of March 31, 1999 to 567 as of December 31, 2000, and several members of our senior management team have only recently joined us. The acquisitions of webcasts.com and Server-Side Technologies added 94 employees, and the acquisition of NextVenue added 120 employees. This growth has placed, and our growth in future operations, if any, will continue to place, a significant strain on our management systems and resources. Our ability to offer our services and implement our business plan in a rapidly evolving market requires an effective planning and management process. If we fail to do the following, our business may suffer:

o Improve our financial and managerial controls, reporting systems, and procedures;

o Hire, train, manage, and retain additional qualified personnel, including additional senior management level personnel to fulfill our current of future needs; and

o Effectively manage and multiply relationships with our customers, suppliers, and other third parties.

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

         Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect our quarterly results include the following:

o        Fluctuations in the demand for our Internet broadcasting services;

o        The timing and size of sales of our services;

o        The timing of  revenue recognition and deferred revenue;

o New product and service introductions and enhancements by our competitors and ourselves;

o Changes in our pricing policies or the pricing policies of our competitors;

o Increases in the prices of, and availability of, the products, services, or components we purchase, including bandwidth;

o        Our ability to attain and maintain quality levels for our services;

o        Expenses related to testing our services;

o        Costs related to acquisitions of technology or businesses; and

o General economic conditions as well as those specific to the Internet and related industries.

         We plan to increase significantly our operating expenses to fund the build-out of our Broadcast Network, accelerate engineering and development, expand our sales and marketing operations, broaden our customer support capabilities and continue to develop new distribution channels. We also plan to expand our general and administrative functions to address the increased reporting and other administrative demands resulting from our IPO and the increasing size of our business. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue for the reasons set forth above, or for any other reason, could cause significant variations in our operating results from quarter to quarter and could result in substantially operating losses.

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

         Our customer base is limited and highly concentrated. In 2000, Bristol Myers and MTVi represented 12% and 10%, respectively, of our revenue. We expect that the majority of our revenue will continue to depend on sales of our products to a small but growing number of customers. If current customers do not continue to place significant orders, we may not be able to replace these orders. In addition, any downturn in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. Sales to any single customer may vary significantly from quarter to quarter.

We expect to amortize stock-based compensation expense of $6.6 million in 2001, $3.2 million in 2002, and $1.2 million in 2003, which will decrease our net earnings during these periods.

         In connection with the grant of stock options to employees and consultants for the period from March 20, 1998 to December 31, 2000, we recorded unearned stock-based compensation of $29.2 million, of which $5.4 million and $12.7 million was amortized during 1999 and 2000, respectively. If our stock price increases, the amount of stock-based compensation related to stock option grants to consultants would increase as the fair value of these grants is re-measured at each reporting date using a Black-Scholes option pricing model. These expenses will increase our losses during each of these periods and delay our ability to achieve profitability.

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

         To be successful, we believe we must expand our international operations. Therefore, we expect to commit significant resources to expand our international sales and marketing activities. We are currently targeting the United Kingdom, Germany, Hong Kong, and Japan for expansion. The expenses we will incur in expanding our international operations will depend on the arrangements into which we will enter to provide our services in such markets. These factors have yet to be determined.

         In May 2000, we entered into an agreement with Pacific Century CyberWorks to establish a joint venture, named iBEAM Asia, to introduce our services in Asia. In July 2000, we entered into an agreement with SES to establish a joint venture, named iBEAM Europe, to introduce our services in Europe. In order to bring our services to these regions, the joint ventures will need to deploy a network of servers, which will involve large capital expenditures and operating expenses. We initially expect to incur approximately 90% of the operating losses of iBEAM Asia and 66 2/3% of the operating losses of iBEAM Europe. We expect our ownership interests, and therefore our share of the operating losses or profits of the joint ventures, to decline in the future as the joint ventures raise additional funding through sales of equity interests to third parties, which would dilute our interests. iBEAM Asia began delivering content to end users in 2000, and we expect iBEAM Europe to begin delivering content in the second quarter of 2001. In connection with the formation of the joint ventures, we contributed $1.1 million to iBEAM Asia and $10 million to iBEAM Europe. We expect that the joint ventures will be funded thereafter from independent third party sources. We may decide to provide additional financing to the joint ventures in the future if the joint ventures are unable to raise additional funding from third parties on favorable terms.

         We may be unable to maintain or increase market demand for our services internationally, which may harm our business. As we expand internationally, we will be increasingly subject to a number of risks associated with international business activities that could increase our costs, lengthen our sales cycle, and require significant management attention. These risks include:

o Potential difficulty in enforcing intellectual property rights in foreign countries;

o Compliance with and unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

o        Lack of availability of trained personnel in international locations;

o        Tariffs, export controls and other trade barriers;

o        Longer accounts receivable payment cycles than in the United States;

o Potential difficulty in obtaining access to additional satellite and telecommunication transmission capacity;

o Potential difficulty of enforcing agreements and collecting receivables in some foreign legal systems;

o Potentially adverse tax consequences, including restrictions on the repatriation and earnings;

o        General economic conditions in international markets; and

o        Currency exchange rate fluctuations.

Any inability to adequately protect our intellectual property could harm our competitive position.

         We rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. Our future growth, if any, will depend on our ability to continue to seek patents and otherwise protect the intellectual property rights in our Broadcast Network. However, these legal protections afford only limited protection. Competitors may gain access to our Broadcast Network, including our software and server technology, which may result in the loss of our customers. Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our services. This would cause our revenues to decline and seriously harm our results of operations.

         We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel. As a result, our operating results could suffer, and our financial condition could be harmed.

We could incur substantial costs defending our intellectual property from infringement or a claim of infringement.

         Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Companies in the Internet industry are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Our patent applications to date cover our platform, content management, distribution capabilities, and subscriber management. If a company brings a claim against us, we may be found to infringe their proprietary rights. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed.

         Intellectual property litigation or claims could force us to do one or more of the following:

o Cease selling, incorporating, or using products or services that incorporate the challenged intellectual property;

o Obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms if at all; and

o        Redesign products or services that incorporate the disputed technology.

         If we are forced to take any of the foregoing actions, we could face substantial costs, and our business may be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to indemnify us for all liability that may be imposed.

Internet-related laws could cause us to change the manner in which we operate our Broadcast Network, which could be disruptive, time consuming, and expensive.

         Our Broadcast Network is designed to deliver streaming media to large audiences of simultaneous end users. Currently our Broadcast Network and the media we broadcast are largely unregulated, even though traditional television and radio are highly regulated by the Federal Communications Commission. If laws and regulations that apply to communications over the Internet are enacted that require us to change the manner in which we operate our Broadcast Network, our business could be disrupted with time-consuming and expensive modifications of our technology. In addition, our business could be harmed to the extent that our customers are adversely affected. Laws and regulations that apply to communications over the Internet are becoming more prevalent. Several bills are currently being considered by the U.S. Congress. Recently the U.S. Congress enacted Internet laws regarding children's privacy, copyrights, taxation, and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations, and is currently considering copyright legislation that may extend the right of reproduction held by copyright holders to include the right to make temporary copies for any reason. The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could harm our business directly or indirectly due to effects on our customers.

Our volatile stock price could result in litigation against us and substantial losses for our investors.

         The market for technology stocks has been extremely volatile. Our stock price has significantly declined since our IPO in May 2000, which we believe to be the result of general overall market weakness, and more specifically the revaluation of companies with which we compete and on whose relative value our offering price was based. The following factors could cause the market price of our common stock in the public market to fluctuate significantly:

o Announcements by us or our competitors of significant contracts, new products, services, or enhancements, acquisitions, distribution partnerships, joint ventures, or capital commitments;

o Variations in our quarter-to-quarter operating results including our failure to meet estimates of financial analysts, if any analysts elect to follow our stock;

o Changes in financial estimates by securities analysts, if any analysts elect to follow our stock;

o Changes in market valuations of networking, Internet, and telecommunications companies;

o        The addition or departure of our personnel; and

o        Fluctuations in stock market prices and volumes.

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

Insiders beneficially own approximately 30% of our outstanding common stock as of March 12, 2001, which could limit our investors' ability to influence the outcome of key transactions, including changes of control.

         Our executive officers and directors, together with Accel Partners and Crosspoint Venture Partners, each of which is an entity affiliated with one of our directors, own in the aggregate approximately 30% of our outstanding common stock as of March 12, 2001. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

         In addition, each of Microsoft, Sony, Pacific Century CyberWorks, AOL, Covad, and Liberty Media, which in the aggregate own approximately 13% of our common stock, have agreed to vote their securities as directed by our board of directors in any merger in which more than 50% of our voting power is transferred or in a sale of substantially all of our assets. This obligation lapses for each of these companies if and when it owns less than 5% of our voting power. Microsoft, Sony, Pacific Century CyberWorks, America Online, Excite@Home and Covad have each also agreed not to acquire more than 15% of our voting stock at any time before the end of April 2005 without our permission. Our agreement with these stockholders could make it more difficult for a third party or one of these entities to acquire us, even if doing so would be beneficial to our stockholders.

The sale of a substantial number of shares of common stock could cause the market price of our stock to decline.

         Sales of a substantial number of shares of our common stock in the public market or to one or more private investors, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. We have 127,617,233 shares outstanding as of March 12, 2001. Of these shares, 117,475,961 are either freely tradable in the public market without restriction or are tradeable in the public market subject only to volume, manner of sale, and notice requirements of Rule 144 under the Securities Act. The remaining 10,141,272 shares are also limited by resale restrictions.

         As of the date hereof, we also have approximately 17,630,990 shares subject to outstanding options under our stock option plans, and approximately 8,160,624 shares are available for future issuance under these plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans and the 1,500,000 shares of common stock reserved for issuance under the iBEAM Employee Stock Purchase Plan.

         In addition, 1,529,989 shares of our common stock issueable upon exercise of warrants will become eligible for sale on various dates.

         We are currently exploring various alternatives for the raising of additional capital to fund our business model. This will likely result in the issuance of additional shares of stock which may have a material impact on the stock price.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We offer our services primarily in the United States. We provide limited services in Asia. We have not commenced operation in Europe to date but plan to do so in 2001. As a result, our financial results could be affected by factors including weak economic conditions in foreign markets and foreign currency fluctuations. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the short-term nature of our investments, we believe that there is no material interest rate risk; therefore, no quantitative tabular disclosures are required.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See part IV, Item 14 (a) 1. Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item concerning our executive officers is incorporated by reference to the information set forth in Item 1 of this report under the heading "Executive Officers."

              DIRECTORS WITH TERMS ENDING AS OF 2001 ANNUAL MEETING

                              Age on                                                          Director
Name                     December 31, 2000     Principal Occupation During Last Five Years     Since
                         -----------------     -------------------------------------------     -----
Frederic Seegal                  52            President, Wasserstein Perella Group, Inc.        1999
                                               and Managing Director, Wasserstein Perella &
                                               Co., Inc. (international investment  banking
                                               and financial services firm)

Robert Wilmot                    55            Chairman, Wilmot Consulting, Inc. (provides       1998
                                               strategic consulting services); Director of
                                               Com21, Inc. and First Visual Communications,
                                               Inc.

             DIRECTORS WITH TERMS ENDING AS OF 2002 ANNUAL MEETING

                              Age on                                                          Director
Name                     December 31, 2000     Principal Occupation During Last Five Years     Since
                         -----------------     -------------------------------------------     -----

Richard Shapero                  52            March  1993-present:   General  Partner,          1998
                                               Crosspoint Venture Partners, L.P. (venture
                                               capital investment firm); July 1997-present:
                                               Director of Covad Communications Group, Inc.

J. Peter Wagner                  35            July 1996-present:  General Partner, Accel        1998
                                               Partners  (private equity investing firm);
                                               Director of Northpoint Communications, Inc.

             DIRECTORS WITH TERMS ENDING AS OF 2003 ANNUAL MEETING

                              Age on                                                          Director
Name                     December 31, 2000     Principal Occupation During Last Five Years     Since
                         -----------------     -------------------------------------------     -----
Peter Desnoes                    57            January  1999-present:  President,  Chief         1998
                                               Executive Officer and Chairman of the Board
                                               of Directors of iBEAM; 1983-January 1999:
                                               Managing General Partner and Chief Executive
                                               Officer  of Burnham  Broadcasting  Company
                                               (owner of  network  affiliated  television
                                               stations)

Barry Baker                      48            October 2000-present: Managing                    2000
                                               Director/Venture  Partner, Boston Ventures;
                                               February  1999-June 2000:  President,  USA
                                               Networks, Inc.; June 1996-January 1999: Chief
                                               Executive   Officer/Designate,   Sinclair
                                               Broadcasting; Director of USA Networks, Inc.
                                               and Ticketmaster

Nicholas Balletta                37            October 2000-present: Senior Vice President       2000
                                               and General Manager of Enterprise Services of
                                               iBEAM,  January  1999-October  2000: Chief
                                               Executive Officer,  NextVenue, Inc.; March
                                               1998-January  1999:   Director,   Level3
                                               Communications;  1995-March 1998: Executive
                                               Vice  President  and Eastern  Region Vice
                                               President  for  Voyager  Data  Networks,
                                               GlobalCenter, Inc. and Frontier GlobalCenter

There are no family relationships among any of the directors or executive officers.


               SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires iBEAM's executive officers and directors, and persons who own more than 10% of iBEAM's common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish iBEAM with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to iBEAM and written representations from iBEAM's executive officers and directors, iBEAM believes that during the fiscal year ended December 31, 2000, all of its executive officers and directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except for Joseph Shepela, who filed a Form 5 on or about February 14, 2001 to report a purchase of 20,000 shares of common stock on June 15, 2000 and a sale of 20,000 shares of common stock on December 21, 2000.

ITEM 11.  EXECUTIVE COMPENSATION


     The following table sets forth for the two years ended December 31, 2000 certain information as to the cash compensation earned by (i) the Chief Executive Officer of iBEAM and (ii) our four most highly compensated executive officers who earned more than $100,000 in salary and bonus during 2000, whom we refer to as the "named executive officers."


                      SUMMARY COMPENSATION TABLE

                                                                                    Long-Term
                                                 Annual Compensation              Compensation
                                             ---------------------------------    -------------
                                                                        Other         Awards:
                                                                       Annual       Securities    All Other
                                                                       Compen-      Underlying     Compen-
Name and Principal Position        Year      Salary        Bonus       sation(1)     Options       sation(2)
                                   ----      ------        -----       -------       -------       -------
Peter Desnoes                      2000     $300,000     $100,000        --         1,574,721      $1,200
    President and Chief            1999      255,769      157,000     $83,2623(3)   1,982,880       1,103
    Executive Officer

Kurt Hoffman                       2000      57,292       320,000        --          360,000        1,200
    Chief Operating Officer        1999        --           --           --             --            --


Joseph Shepela                     2000      133,485      135,000        --          235,000         960
    Sr. Vice President of          1999        --           --           --             --            --
    Human Relations


Robert Davis                       2000      185,625      76,000         --           36,146         936
    Sr. Vice President of Sales    1999      60,000       12,017         --          722,925         403


Nils Lahr                          2000      184,669      30,000         --           33,978         864
    Chief Technology Officer       1999      137,311      30,000         --          305,694        1,244

1 Excludes certain perquisites and other benefits which did not exceed the lesser of $50,000 or 10% of any officer's total salary and bonus.

2   Consists of premiums paid by us for term life insurance.

3   Mr. Desnoes was reimbursed this amount for relocation expenses.

Option Grants During Year Ended December 31, 2000

      The following table sets forth certain information for the year ended December 31, 2000 with respect to grants of stock options to each of the named executive officers.

                     OPTION GRANTS IN LAST FISCAL YEAR


                            INDIVIDUAL GRANTS
------------------------------------------------------------------------

                                  Percentage                              Potential Realizable Value
                     Number of     of Total                                 at Assumed Annual Rates
                    Securities      Options                               of Stock Price Appreciation
                    Underlying     Granted to    Exercise                       for Option Term(3)
                      Options     Employees in   Price per Expiration     ---------------------------
Name                  Granted(1)   Fiscal Year    Share(2)    Date              5%             10%
----                  --------     -----------    ------      ----              --             ---
Peter Desnoes           35,868        0.21%       $10.00     4/11/10     $     71,736    $   143,472
                     1,014,132        6.00         10.00     12/7/05        2,028,264      4,056,528
                       524,721        3.10          2.00     12/7/05          209,889        419,778

Kurt Hoffman         1,200,000        7.10          7.06     8/24/10        1,694,400      3,388,800
                       360,000        2.13          2.00     12/7/05          144,000        288,000

Joseph Shepela         150,000        0.89         10.00     4/11/10          300,000        600,000
                        85,000        0.50          2.00     12/7/05           34,000         68,000

Robert Davis            36,146        0.21          2.00     12/7/05           14,458         28,916

Nils Lahr               33,978        0.20          2.00     12/7/05           13,591         27,182

1 The options granted to each of the named executive officers vest over a four year vesting period: one-fourth of the total options granted vests on the first year anniversary from the date of the grant or date of hire, whichever is applicable. 1/36 of the total options granted vests monthly over the remaining three years. Except for options which were granted on December 7, 2000 which expire after five years from the date of grant, all other options expire ten years from the date of grant.

2 All options were granted at fair market value at date of grant (or date of hire, whichever is applicable).

3 Realizable values are reported net of the option exercise price. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates (determined from the price at the date of grant, not the stock's current market value) set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of our stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock as well as the optionholder's continued employment through the vesting period. The potential realizable value calculation assumes that the optionholder waits until the end of the option term to exercise the option and is based on an annual potential realizable value, multiplied by the four year vesting period.

Aggregated Option Exercises in 2000 and Year-End Values

   The following table sets forth certain information regarding exercised stock options during 2000 and unexercised options held as of December 31, 2000 by each of the named executive officers. The value realized is based on the fair market value of our common stock as of the date of exercise, minus the per share exercise price, multiplied by the number of shares underlying the option. The value of unexercised in-the-money options are based on a value of $1.06 per share, the closing price of our common stock on December 29, 2000 (the last trading day of 2000). Amounts reflected are based on the value of $1.06 per share, minus the share exercise price, multiplied by the number of shares underlying the option.

                                                                       Number of              Value of
                                                                       Securities            Unexercised
                                                                       Underlying            in-the-money
                                                                  Unexercised Options      Options at Fiscal
                                                                  at Fiscal Year-End(#)         Year-End
                       Shares Acquired                              (Exercisable/             (Exercisable/
Name                     on Exercise       Value Realized            Unexercisable)           Unexercisable)
----                     -----------       --------------            --------------           --------------
Peter Desnoes                --                 --                 1,050,000/524,721              --/--

Kurt Hoffman                 --                 --                 434,043/1,125,957              --/--

Joseph Shepela             75,000               --(1)                75,000/160,000               --/--

Robert Davis                 --                 --                   361,462/36,146            $328,930/--

Nils Lahr                    --                 --                   209,442/33,978             118,502/--

1 The fair market value per share on the date of exercise was equal to the exercise price per share.

Employment and Severance Agreements

      Peter Desnoes. In January 1999, we entered into a written employment agreement with Mr. Desnoes. The agreement provides that Mr. Desnoes is entitled to receive an annual salary of $300,000 and a bonus of $200,000, to be paid based on the achievement of performance-based milestones. We also agreed to provide Mr. Desnoes with compensation in the form of a grant of an option to purchase 1,982,880 shares of common stock at an exercise price of $0.040 per share, which vests over a four year period. In addition, we agreed to pay expenses related to his relocation to California. See "Executive Compensation" and "Certain Relationships and Related Transactions."

      The agreement provides that either we or Mr. Desnoes can terminate the employment relationship for any reason with 14 days notice. The agreement further provides that if Mr. Desnoes is terminated other than for cause, he shall be entitled to receive up to 12 months of annual salary until the earliest of (i) 12 months from the date of his termination, (ii) the expiration of his continuation coverage under COBRA and (iii) the date Mr. Desnoes receives health insurance coverage in connection with new employment.

      In the event of a change of control, Mr. Desnoes will agree to continue service with us or the successor corporation for a period not to exceed six months if he is requested to do so. Upon the completion of this period, or if Mr. Desnoes is not requested to remain with us or our successor, Mr. Desnoes is entitled to receive six months salary and bonus and the options he has been granted will vest as if he had performed an additional six months of service. In the event that Mr. Desnoes is requested to remain with us or our successor upon a change a control and he declines such request then Mr. Desnoes will not be entitled to receive any additional compensation or vesting, unless his refusal to continue service is in effect an involuntary termination, in which case he will receive the benefits described in the preceding paragraph.

      In September 2000, we entered into a Change In Control Agreement with Peter Desnoes. The agreement provides that immediately upon an involuntary termination without cause following or in connection with a change in control, all of his unvested stock options will automatically vest on an accelerated basis, and/or iBEAM's right to repurchase all of his common stock shall lapse on an accelerated basis, as applicable, with the cumulative effect that all of his stock and option rights shall be fully vested. Furthermore, he will receive a severance package of compensation and benefits that is no less favorable than iBEAM's standard severance package for executives immediately prior to the earlier of the change in control or the involuntary termination without cause. In the event he voluntarily resigns or if he is terminated with cause, he will not be entitled to receive accelerated vesting.

      Kurt Hoffman, Joseph Shepela, Robert Davis, and Nils Lahr. In
September 2000, we entered into Change In Control Agreements with Joseph Shepela, Robert Davis, and Nils Lahr and in October 2000, we entered into a Change In Control Agreement with Kurt Hoffman. The agreements provide that immediately upon an involuntary termination without cause following or in connection with a change in control, all of each officer's unvested stock options will automatically vest on an accelerated basis, and/or iBEAM's right to repurchase all of his common stock shall lapse on an accelerated basis, as applicable, with the cumulative effect that all of his stock and option rights shall be fully vested. Furthermore, each officer will receive a severance package of compensation and benefits that is no less favorable than iBEAM's standard severance package for executives immediately prior to the earlier of the change in control or the involuntary termination without cause. In the event the officer voluntarily resigns or is terminated with cause, the officer will not be entitled to receive accelerated vesting.

Directors' Compensation

      iBEAM does not currently compensate the directors in cash for their service as members of the Board of Directors, although directors are reimbursed for reasonable expenses incurred in attending board or committee meetings. iBEAM has granted options to purchase shares of its common stock to some of its non-employee directors. Directors who are employees are eligible to participate in the iBEAM 2000 Stock Plan. Non-employee directors are eligible to participate in the iBEAM 2000 Director Stock Plan which provides for the automatic grant of non-statutory stock options to purchase shares of common stock to non-employee directors. No grants were made under the iBEAM 2000 Director Stock Plan in 2000.

Compensation Committee Interlocks and Insider Participation

      Our Compensation Committee currently consists of J. Peter Wagner and Richard Shapero. None of the members of our compensation committee is currently or has been one of our officers or employees. None of our executive officers currently serves, or in the past has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board or Compensation Committee. J. Peter Wagner is a general partner of Accel Partners, a holder of approximately 11.2% of our outstanding stock. Richard Shapero is a general partner of Crosspoint Venture Partners, a holder of approximately 11.8% of our outstanding stock.

Board Compensation Committee Report on Executive Compensation

     The Compensation Committee of iBEAM's Board of Directors, which consists of Richard Shapero and J. Peter Wagner, is composed entirely of independent directors, neither of whom is an officer or employee of iBEAM or any of its subsidiaries. The Compensation Committee establishes our compensation policies, administers iBEAM's stock plans, and approves the salaries and other benefits of our executive officers. In addition, the Compensation Committee consults with iBEAM's management regarding benefit plans and is responsible for reviewing iBEAM's overall compensation policies and practices.

     Our executive compensation program for 2000 consisted primarily of base salary, bonus, and stock options designed to align executive compensation with our long-term strategic goals and shareholder interest, and to attract, retain, and reward executives. The compensation policy of iBEAM, which is endorsed by the Compensation Committee, is that a substantial portion of the annual compensation of each officer should relate to and be contingent upon the performance of iBEAM and the business division managed by the officer as well as the individual contributions of each officer. The stock option grants for iBEAM executives reflect this philosophy. By linking compensation to iBEAM's business objectives, iBEAM believes that a performance-oriented environment is created for its officers and other employees. The Compensation Committee based its review of recommended grants of incentive compensation on various factors, including the officer's responsibilities, the officer's past, present and expected contributions to iBEAM, and current market grants in companies of similar size, market capitalization, and industry.

     Amendments to Section 162(m) of the Internal Revenue Code have eliminated the deductibility of most compensation over $1 million in any given year. The Compensation Committee believes that it is highly unlikely that any of iBEAM's executive officers would be eligible at any time in the foreseeable future to receive annual compensation of more than $1 million. However, the Compensation Committee believes that it is important to retain the flexibility to maximize iBEAM's tax deductions. Accordingly, it will be the policy of the Compensation Committee to consider the impact, if any, of Section 162(m) on iBEAM and to document as necessary specific performance goals and take all other reasonable steps in order to seek to preserve iBEAM's tax deductions.

     Peter Desnoes' base salary and bonus for 2000 were based on his rights under the employment agreement which he signed in January 1999. The Compensation Committee participated in the negotiation of the employment agreement after comparing the terms of the proposed employment arrangement to the compensation packages of chief executive officers of other similarly situated companies, including the compensation paid to Mr. Desnoes in his previous positions. For 2000, Mr. Desnoes was paid $200,000 in bonuses pursuant to his employment agreement. The perquisites and other benefits received by Mr. Desnoes that are reported in the Summary Compensation Table are generally provided pursuant to his employment agreement which is described above.

March 9, 2001                         Richard Shapero
                                      J. Peter Wagner

Comparative Stock Performance

     The following graph compares the cumulative total return to stockholders of iBEAM's common stock for the period from May 18, 2000, the date iBEAM's stock was first traded on the Nasdaq National Market, through December 29, 2000, with the cumulative total return over such period of (i) the Nasdaq Stock Market Index (U.S.) and (ii) a business services peer group whose stock is quoted on Nasdaq.

                Comparison of Five-Year Cumulative Total Returns
                              Performance Graph for
                         iBEAM Broadcasting Corporation

[The following was represented by a performance graph in the printed material.]

    Date    ,   Company,    Market,  Market,      Peer,   Peer
            , Index , Index , Count , Index, Count "12/29/1995", 0.000, 29.294, 4819, 53.510, 44
"01/31/1996",     0.000,    29.440,    4809,    59.505,     45
"02/29/1996",     0.000,    30.563,    4839,    59.464,     45
"03/29/1996",     0.000,    30.665,    4878,    65.773,     49
"04/30/1996",     0.000,    33.206,    4923,    75.472,     48
"05/31/1996",     0.000,    34.729,    4980,    79.730,     48
"06/28/1996",     0.000,    33.163,    5034,    79.046,     48
"07/31/1996",     0.000,    30.211,    5066,    70.673,     51
"08/30/1996",     0.000,    31.909,    5090,    78.280,     53
"09/30/1996",     0.000,    34.348,    5096,    88.317,     54
"10/31/1996",     0.000,    33.967,    5138,    78.819,     55
"11/29/1996",     0.000,    36.072,    5180,    78.774,     60
"12/31/1996",     0.000,    36.042,    5176,    73.020,     62
"01/31/1997",     0.000,    38.599,    5160,    76.417,     61
"02/28/1997",     0.000,    36.463,    5169,    64.731,     63
"03/31/1997",     0.000,    34.085,    5168,    53.639,     62
"04/30/1997",     0.000,    35.147,    5153,    46.861,     63
"05/30/1997",     0.000,    39.128,    5146,    60.008,     63
"06/30/1997",     0.000,    40.331,    5130,    61.151,     68
"07/31/1997",     0.000,    44.580,    5125,    59.048,     70
"08/29/1997",     0.000,    44.514,    5114,    55.951,     71
"09/30/1997",     0.000,    47.151,    5104,    60.333,     71
"10/31/1997",     0.000,    44.695,    5112,    55.620,     70
"11/28/1997",     0.000,    44.931,    5128,    51.934,     70
"12/31/1997",     0.000,    44.143,    5079,    52.350,     69
"01/30/1998",     0.000,    45.542,    5050,    53.550,     68
"02/27/1998",     0.000,    49.821,    5029,    59.130,     68
"03/31/1998",     0.000,    51.662,    4991,    64.481,     67
"04/30/1998",     0.000,    52.536,    4970,    63.598,     66
"05/29/1998",     0.000,    49.617,    4963,    58.838,     70
"06/30/1998",     0.000,    53.088,    4940,    61.913,     70
"07/31/1998",     0.000,    52.469,    4917,    59.069,     72
"08/31/1998",     0.000,    42.068,    4879,    43.916,     71
"09/30/1998",     0.000,    47.905,    4818,    49.383,     70
"10/30/1998",     0.000,    50.009,    4734,    55.972,     70
"11/30/1998",     0.000,    55.094,    4700,    84.976,     69
"12/31/1998",     0.000,    62.252,    4650,    92.610,     67
"01/29/1999",     0.000,    71.287,    4598,   107.618,     66
"02/26/1999",     0.000,    64.904,    4571,   108.020,     66
"03/31/1999",     0.000,    69.815,    4515,   121.577,     64
"04/30/1999",     0.000,    72.064,    4494,   162.707,     65
"05/28/1999",     0.000,    70.068,    4483,   137.920,     69
"06/30/1999",     0.000,    76.372,    4465,   127.296,     71
"07/30/1999",     0.000,    74.995,    4460,    99.436,     80
"08/31/1999",     0.000,    78.166,    4447,   122.182,     83
"09/30/1999",     0.000,    78.274,    4420,   133.271,     86
"10/29/1999",     0.000,    84.547,    4419,   150.627,     89
"11/30/1999",     0.000,    94.834,    4412,   202.210,     94
"12/31/1999",     0.000,   115.693,    4399,   258.440,    102
"01/31/2000",     0.000,   111.411,    4362,   214.909,    102
"02/29/2000",     0.000,   132.590,    4371,   224.858,    108
"03/31/2000",     0.000,   129.859,    4372,   179.316,    110
"04/28/2000",     0.000,   109.228,    4394,   122.118,    109
"05/18/2000",   100.000,   100.000,    4385,   100.000,    109
"05/31/2000",    91.071,    96.052,    4387,    92.774,    109
"06/30/2000",   128.571,   112.906,    4377,   116.647,    109
"07/31/2000",    87.946,   106.791,    4374,   103.561,    115
"08/31/2000",    75.893,   119.413,    4397,   111.398,    101
"09/29/2000",    48.661,   103.904,    4366,    97.143,    101
"10/31/2000",    40.179,    95.330,    4313,    76.289,     97
"11/30/2000",    12.054,    73.494,    4280,    49.604,     94
"12/29/2000",     7.589,    69.624,    4215,    47.235,     91

--------------------------------------------------------------------------------

                                         Legend
Symbol    CRSP Total Returns Index for:                  05/2000 06/2000 12/2000
------    -----------------------------                  ------- ------- ------
_______  |X| iBEAM Broadcasting Corporation                100.0  128.6    7.6
____ __   o  Nasdaq Stock Market (US Companies)            100.0  112.9   69.6
_ _ _ _   +  NASDAQ Stocks (SIC 7380 - 7389 US Companies)  100.0  116.6   47.2
             Miscellaneous Business Services
Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end is not a trading day, the previous trading day is used. The index level for all series was set to $100.00 on 05/18/20

--------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Following is certain information, as of March 12, 2001, regarding all persons or "groups", as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act"), who held of record or who are known to iBEAM to own beneficially more than 5% of iBEAM's common stock.


                                              Amount and Nature of
Name and Address                              Beneficial Ownership        Percentage of Class(1)
                                             ---------------------        -------------------
Accel Partners                                       14,247,821(2)               11.2%
428 University Avenue
Palo Alto, California 94301

Crosspoint Venture Partners 1997                     15,114,498(3)               11.8
2925 Woodside Road
Woodside, California 94062

Intel Corporation                                    10,396,809(4)                8.1
2200 Mission College Boulevard
Mail Stop RN 6-46
Santa Clara, California 95052-8119

Microsoft Corporation                                  8,024,138                  6.3
2700 Colorado Avenue, Suite 300
Santa Monica, California 90404

1 Based on a total of 127,617,233 shares of common stock outstanding as of March 12, 2001.

2 According to a Schedule 13G filed on February 14, 2001, Accel VI Associates L.L.C. ("A6A"), the general partner of Accel VI L.P. ("A6"), may be deemed to have sole power to vote and sole power to dispose of the 11,601,085 shares of the issuer directly owned by A6. Accel Internet Fund II Associates L.L.C. ("AIF2A"), the general partner of Accel Internet Fund II L.P. ("AIF2"), may be deemed to have sole power to vote and sole power to dispose of the 1,482,200 shares directly owned by AIF2. Accel Keiretsu VI Associates L.L.C. ("AK6A"), the general partner of Accel Keiretsu VI L.P. ("AK6"), may be deemed to have sole power to vote and sole power to dispose of the 185,270 shares directly owned by AK6. James W. Breyer ("Breyer"), J. Peter Wagner ("Wagner"), Arthur C. Patterson ("Patterson"), G. Carter Sednaoui ("Sednaoui") and James R. Swartz ("Swartz") are managing members of A6A, AIF2A and AK6A and may be deemed to have shared power to vote and shared power to dispose of the 11,601,085, 1,482,200 and 185,270 shares directly owned by A6, AIF2 and AK6, respectively. Breyer, Wagner, Patterson, Sednaoui and Swartz are also general partners of Accel Investors '98 L.P. ("AI98") and may be deemed to have shared power to vote and shared power to dispose of the 983,383 shares directly owned by AI98. Breyer, Wagner, Patterson and Sednaoui are general partners of Accel Investors '99(C) L.P. ("AI99C") and may be deemed to have shared power to vote and shared power to dispose of shares of the issuer directly owned by AI99C.

3 According to the Schedule 13G filed on February 14, 2001, Crosspoint Associates 1997, L.L.C. owns the shares stated. Crosspoint Associates 1997, L.L.C. is the general partner of Crosspoint Venture Partners 1997, L.P., and Richard Shapero is a general partner of Crosspoint Associates 1997, L.L.C. Mr. Shapero has disclaimed beneficial ownership of such shares.

4   According to the Schedule 13G filed by Intel Corporation on February 14,
    2001.

     Set forth below is certain information, as of March 12, 2001, regarding those shares of common stock owned beneficially by each of the members of the board of directors of iBEAM, each of the executive officers of iBEAM named in the Summary Compensation Table under Item 11 of this Form 10-K, and the directors and executive officers of iBEAM as a group.

                                  Amount and Nature of
Name and Address                  Beneficial Ownership(1) Percentage of Class(2)
                                  --------------------    ---------------------
Barry Baker                                 35,819(3)                  *

Peter Desnoes                            3,582,607(4)                2.8%

Frederic Seegal                            282,514(5)                  *

Richard Shapero                         15,114,498(6)                11.8

J. Peter Wagner                         14,247,821(7)                11.2

Robert Wilmot                             2,743,191                  2.1

Nicholas Balletta                         1,265,882                  1.0

Robert Davis                               730,953(8)                  *

Joseph Shepela                             156,250(9)                  *

Kurt Hoffman                              561,649(10)                  *

Nils Lahr                                 423,491(11)                  *

All executive officers and directors   39,469,044(12)               30.4
as a group (12 persons)

1 Unless otherwise noted, all shares are owned directly or indirectly by the named individuals, by their spouses and minor children, or other entities controlled by the named individuals.
2 Based on a total of 127,617,233 shares of common stock outstanding as of March 12, 2001.
3 Includes 25,819 shares which could be purchased pursuant to the exercise of stock options granted to Mr. Baker.
4 Includes 2,094,417 shares of which 1,576,526 shares are vested. The amount stated above also includes 1,104,658 shares, which could be purchased pursuant to the exercise of stock options granted to Mr. Desnoes.
5 Includes 247,860 shares which could be purchased pursuant to the exercise of stock options granted to Mr. Seegal.
6 Crosspoint Associates 1997, L.L.C. owns the shares stated. Mr. Shapero is a general partner of Crosspoint Associates 1997, L.L.C., and may be deemed to be the beneficial owner of the shares stated. Mr. Shapero has disclaimed beneficial ownership of such shares.
7 Accel Partners owns the shares stated. Mr. Wagner is a general partner of Accel Partners, and may be deemed to be the beneficial owner of the shares stated. Mr. Wagner has disclaimed beneficial ownership of such shares.
8 Includes 361,463 shares of which 320,045 shares are vested. The amount stated above also includes 365,228 shares, which could be purchased pursuant to the exercise of stock options granted to Mr. Davis.
9 Includes 75,000 shares of which 46,875 shares are vested. The amount stated above also includes 81,250 shares, which could be purchased pursuant to the exercise of stock options granted to Mr. Shepela.
10 Includes 556,649 shares which could be purchased pursuant to the exercise of stock options granted to Mr. Hoffman.
11 Includes 222,248 shares of which 172,160 shares are vested. The amount stated above also includes 212,981 shares, which could be purchased pursuant to the exercise of stock options granted to Mr. Lahr.
12 Includes 3,032,179 shares of which 2,250,731 shares are vested. The amount stated above also includes 2,335,201 shares, which could be purchased pursuant to the exercise of stock options granted to all executive officers and directors as a group.
*   Denotes ownership of less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following is a description of transactions since January 1, 2000, to which we have been a party, in which the amount involved in the transaction exceeds $60,000 and in which any director, nominee for director, executive officer, holder of more than 5% of our capital stock, or member of the immediate family of any of the foregoing had or will have a direct or indirect material interest.

         Consulting Agreement with Robert Wilmot. In March 1998, we entered into a consulting agreement with Robert Wilmot, one of our directors, wherein Robert Wilmot agreed to advise iBEAM regarding certain business development services as requested from time to time from iBEAM. As the only consideration for the consulting services, Robert Wilmot had the right to purchase 664,050 shares of Common Stock of the Company at a purchase price of $0.001 per share. Such shares were subject to iBEAM's right of repurchase as described in the Stock Purchase Agreement dated March 20, 1998 between iBEAM and Robert Wilmot.

         Consulting Agreement with Frederic Seegal. In January 2000, we entered into a consulting agreement with Mr. Seegal, one of our directors, wherein Mr. Seegal agreed to assist us in financing plans and strategies and perform such other business and marketing services as may from time to time be reasonably requested by us. In connection with this agreement, Mr. Seegal purchased 908,820 shares of our common stock at a per share price of $4.84 for an aggregate purchase price of $4,395,600, all of which were subject to our right of repurchase, which lapsed with respect to 12.5% of the shares six months from the date of the purchase and which lapsed ratably with respect to 1/48 of the remaining shares each month thereafter. We loaned Mr. Seegal $1,999,998 to apply to the purchase price for these shares. As of April 12, 2000, we and Mr. Seegal mutually agreed to terminate the consulting arrangement. The parties terminated the arrangement effective May 8, 2000. On May 17, 2000, we repurchased at cost the shares purchased by Mr. Seegal pursuant to the consulting arrangement.

         Agreement with Brewer Consulting. In connection with the hiring of David Brewer, our Vice President of Operations, we agreed to purchase at least $2 million of services from Brewer Consulting Networks, a company controlled by Mr. Brewer, beginning January 1, 2000 and ending December 31, 2001. Brewer Consulting Networks provides us with consulting services related to the installation of our network servers. Our obligation to purchase these services from Brewer Consulting Networks is contingent on Mr. Brewer relinquishing operational or ownership control of Brewer Consulting Networks. We paid Brewer Consulting an aggregate of $1,824,274 for services provided in 2000.

Indebtedness of Management

         Tom Gillis, who serves as the Senior Vice President and General Manager
- Entertainment & Media Services, has an outstanding loan with iBEAM for the purpose of exercising iBEAM stock options. During 2000, the largest aggregate amount outstanding on this loan during 2000 was $312,094. The amount outstanding as of March 12, 2001 was $316,155.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

         1. Financial Statements. (See index on page F-1 of this Form 10-K.) The following financial statements of the Company and the Report of Independent Accountants thereon are as part of this Form 10-K:

   Report of Independent Accountants
   Consolidated Balance Sheets
   Consolidated Statements of Operations
   Consolidated Statements of Redeemable Convertible Preferred Stock and
         Stockholders' (Deficit) Equity and Comprehensive Income (Loss) Consolidated Statements of Cash Flows
   Notes to Consolidated Financial Statements

         2. Financial Statement Schedule. (See index on page F-1 of this Form 10-K.) The following financial statement schedule of the Company for the period from March 20, 1998 (inception) to December 31, 1998 and for the years ended December 31, 1999 and 2000 is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of the Company.

                  Report of Independent Accountants on Financial Statement Schedule

                  Schedule II--Valuation and Qualifying Accounts and Reserves

                  Schedules not listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

         3. Exhibits: See Item 14(c) below.

     (b) Reports on Form 8-K. On October 18, 2000, and amended on January 8, 2001, the Company filed a Form 8-K under Item 2. with respect to the acquisition of NextVenue Inc. including financial statements required under Item 7.

     (c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

     (d) Financial Statement Schedule. See Item 14(a)2 above.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2001.

                               iBEAM Broadcasting Corporation

                               By: /s/ Peter Desnoes
                                   ------------------------------
                               President, Chief Executive Officer
                               and Chairman of the Board




Signature                       Title                                                       Date

/s/ Peter Desnoes               President, Chief Executive Officer and Chairman of the      March 27, 2001
----------------------          Board (Principal Executive Officer)
Peter Desnoes

/s/ Geoff Ribar                 Sr. Vice President and Chief Financial Officer              March 27, 2001
----------------------          (Chief Financial Officer)
Geoff Ribar

/s/ Barry Baker                                                                             March 27, 2001
----------------------
Barry Baker                     Director

/s/ Frederic Seegal                                                                         March 27, 2001
----------------------
Frederic Seegal                 Director

/s/ Richard Shapero                                                                         March 27, 2001
----------------------
Richard Shapero                 Director

/s/ J. Peter Wagner                                                                         March 27, 2001
----------------------
J. Peter Wagner                 Director

/s/ Robert Wilmot                                                                           March 27, 2001
----------------------
Robert Wilmot                   Director

/s/ Nicholas Balletta
----------------------
Nicholas Balletta               Director                                                    March 27, 2001

iBEAM BROADCASTING CORP
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

                                                      Additions
                                         Balance at   Charged to
                                         Beginning of Costs and               Balance at
Description                              Year         Expenses    Deductions  End of Year
-----------                              ----         --------    ----------  -----------
Allowance for doubtful accounts:

   Year Ended December 31, 1998          $-           $-          $-          $-

   Year Ended December 31, 1999          $-           $-          $-          $-

   Year Ended December 31, 2000          $-           $1,527      $-          $1,527

EXHIBIT INDEX



Exhibit
No.         Description of Document
---         -----------------------
2.1         Agreement and Plan of Merger, dated March 21, 2000, by and among the
            Registrant, WAC Acquisition Corporation, and Webcasts.com, Inc.
            (Incorporated by reference from Exhibit 2.1 of the Registrant's
            Registration Statement on Form S-1, File No. 333-95833)
2.2         Agreement and Plan of Reorganization, dated July 25, 2000, by and among the Registrant, Sarah Acquisition Corp., and Next Venue, Inc.
            (Incorporated by reference from Exhibit 2.1 of the Registrant's Form
            8-K, File No. 000-30631)
3.1         Amended and Restated Certificate of Incorporation of the Registrant
3.2         Amended and Restated By-Laws of the Registrant
4.1         Form of Registrant's Common Stock certificate. (Incorporated by reference from Exhibit 4.1 of the Registrant's Registration
            Statement on Form S-1, File No. 333-95833)
4.2         Third Amended and Restated Investor's Rights Agreement dated April
            28, 2000. (Incorporated by reference from Exhibit 4.2 of the
            Registrant's Registration Statement on Form S-1, File No. 333-95833)
4.3         Series D Stock Purchase Warrant dated October 14, 1999 held by
            Microsoft Corporation. (Incorporated by reference from Exhibit 4.3 of the Registrant's Registration Statement on Form S-1, File No.
            333-95833)
4.4         Amended and Restated Voting Agreement dated February 15, 2000.
            (Incorporated by reference from Exhibit 4.4 of the Registrant's
            Registration Statement on Form S-1, File No. 333-95833)
4.5         Voting agreement with Liberty IB, Inc. dated February 12, 1999.
            (Incorporated by reference from Exhibit 4.5 of the Registrant's
            Registration Statement on Form S-1, File No. 333-95833)
4.6         Stock Subscription Warrant dated February 25, 2000 held by America
            Online, Inc. (Incorporated by reference from Exhibit 4.6 of the
            Registrant's Registration Statement on Form S-1, File No. 333-95833)
10.1        Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers. (Incorporated by reference from Exhibit 10.1 of the Registrant's Registration
            Statement on Form S-1, File No. 333-95833)
10.2        Employment Agreement dated January 12, 1999 between the Registrant and Peter Desnoes. (Incorporated by reference from Exhibit 10.2 of the Registrant's Registration Statement on Form S-1, File No.
            333-95833)
10.3        1998 Stock Plan and forms of agreement thereunder. (Incorporated by reference from Exhibit 10.3 of the Registrant's Registration
            Statement on Form S-1, File No. 333-95833)
10.4        2000 Stock Plan and forms of agreement thereunder. (Incorporated by reference from Exhibit 10.4 of the Registrant's Registration
            Statement on Form S-1, File No. 333-95833)
10.5        2000 Employee Stock Purchase Plan. (Incorporated by reference from
            Exhibit 10.5 of the Registrant's Registration Statement on Form S-1,
            File No. 333-95833)
10.6        2000 Director Option Plan. (Incorporated by reference from Exhibit
            10.6 of the Registrant's Registration Statement on Form S-1, File
            No. 333-95833)
10.7        Sublease agreement dated July 6, 1998 between Netscape
            Communications, Inc. and the Registrant with respect to Registrant's facilities in Sunnyvale, California. (Incorporated by reference from
            Exhibit 10.7 of the Registrant's Registration Statement on Form S-1,
            File No. 333-95833)
10.8+       iBEAM and Microsoft Broadband Streaming Initiative Agreement dated
            September 20, 1999. (Incorporated by reference from Exhibit 10.8 of the Registrant's Registration Statement on Form S-1, File No.
            333-95833)
10.9+       iBEAM Network Membership Agreement by and between the Registrant and
            Covad Communications Group dated October 5, 1999. (Incorporated by reference from Exhibit 10.9 of the Registrant's Registration
            Statement on Form S-1, File No. 333-95833)



10.10+      Teleport Services Agreement dated December 13, 1999 between Williams
            Vyvx Services, a business unit of Williams Communications, Inc., and the Registrant. (Incorporated by reference from Exhibit 10.10 of the
            Registrant's Registration Statement on Form S-1, File No. 333-95833)
10.11+      System Services Agreement dated January 27, 2000 between America
            Online, Inc. and the Registrant. (Incorporated by reference from
            Exhibit 10.11 of the Registrant's Registration Statement on Form
            S-1, File No. 333-95833)
10.12+      iBEAM Network Membership Agreement by and between the Registrant and
            NorthPoint Communications, Inc. dated September 30, 1999.
            (Incorporated by reference from Exhibit 10.12 of the Registrant's
            Registration Statement on Form S-1, File No. 333-95833)
10.13       Employment Letter between the Registrant and Chris Dier dated
            November 18, 1998. (Incorporated by reference from Exhibit 10.13 of the Registrant's Registration Statement on Form S-1, File No.
            333-95833)
10.14       Employment Letter between the Registrant and Jeremy Zullo dated July
            9, 1999. (Incorporated by reference from Exhibit 10.14 of the
            Registrant's Registration Statement on Form S-1, File No. 333-95833)
10.15       Employment Letter between the Registrant and Nils Lahr dated July 9,
            1999. (Incorporated by reference from Exhibit 10.15 of the
            Registrant's Registration Statement on Form S-1, File No. 333-95833)
10.16       Consulting Agreement between the Registrant and Frederic Seegal dated January 25, 2000. (Incorporated by reference from Exhibit
            10.16 of the Registrant's Registration Statement on Form S-1, File
            No. 333-95833)
10.17       Restricted Stock Purchase Agreement between the Registrant and
            Frederic Seegal dated January 25, 2000. (Incorporated by reference from Exhibit 10.17 of the Registrant's Registration Statement on
            Form S-1, File No. 333-95833)
10.18       Excite@Home - iBEAM Internet Services Agreement by and between the
            Registrant and At Home Corporation dated April 5, 2000.
            (Incorporated by reference from Exhibit 10.18 of the Registrant's
            Registration Statement on Form S-1, File No. 333-95833)
10.19       Promissory Note and Security Agreement held by the Registrant for
            David Brewer each dated May 17, 2000. (Incorporated by reference from Exhibit 10.19 of the Registrant's Form 8-K, File No. 000-30631)
10.20       Promissory Note and Security Agreement held by the Registrant for
            Thomas Gillis each dated May 17, 2000. (Incorporated by reference from Exhibit 10.20 of the Registrant's Form 8-K, File No. 000-30631)
10.21       Promissory Note and Security Agreement held by the Registrant for
            Andrew Henry each dated May 17, 2000. (Incorporated by reference from Exhibit 10.21 of the Registrant's Form 8-K, File No. 000-30631)
10.22       Promissory Note and Security Agreement held by the Registrant for JP
            McDermott each dated May 17, 2000. (Incorporated by reference from
            Exhibit 10.22 of the Registrant's Form 8-K, File No. 000-30631)
10.23       Promissory Note and Security Agreement held by the Registrant for
            Joseph Shepela each dated May 17, 2000. (Incorporated by reference from Exhibit 10.23 of the Registrant's Form 8-K, File No. 000-30631)
10.24       Promissory Note and Security Agreement held by the Registrant for
            Daniel Sroka each dated May 17, 2000. (Incorporated by reference from Exhibit 10.24 of the Registrant's Form 8-K, File No. 000-30631)
10.25       Webcasts.com 1999 Stock Option Plan. (Incorporated by reference from
            Exhibit 10.25 of the Registrant's Form S-8, File No. 333-43638)
10.26       NextVenue, Inc. Amended and Restated 1999 Stock Option Plan.
            (Incorporated by reference from Exhibit 10.1 of the Registrant's
            Form S-8, File No. 333-49660)
10.27       2000-B Stock Plan. (Incorporated by reference from Exhibit 10.4 of the Registrant's Form S-8, File No. 333-53368)
10.28++     Internet Linking and Content Storage/Distribution Agreement with
            BellSouth, dated May 17, 2000
10.29++     Common Stock Subscription Warrant with BellSouth dated May 18, 2000
10.30++     Subscription Agreement Among Societe Europeene des Satellites, S.A.,
            iBEAM Broadcasting Corporation, and iBEAM Europe Limited, dated June
            30, 2000



10.31++     iBEAM Europe Ltd. - Shareholders Agreement dated June 30, 2000
21          Subsidiaries of the Registrant
23.1        Consent of PricewaterhouseCoopers LLP

+     Confidential treatment granted.
++    Confidential treatment requested.

                         iBEAM BROADCASTING CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants                                              2

Consolidated Balance Sheets                                                    3

Consolidated Statements of Operations                                          4

Consolidated Statements of Redeemable Convertible Preferred
 Stock and Stockholders' (Deficit)
 Equity and Comprehensive Income (Loss)                                        5

Consolidated Statements of Cash Flows                                          7

Notes to Consolidated Financial Statements                                     8

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of iBEAM Broadcasting Corporation

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 50 present fairly, in all material respects, the financial position of iBEAM Broadcasting Corporation and its subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flow for the period from March 20, 1998 (inception) to December 31, 1998, and for the years ended December 31, 1999 and 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 50 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP
San Jose, California
March 26, 2001
                         iBEAM BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                     December 31,   December 31,
                                                        1999           2000
                                                      ---------      ---------

ASSETS
Current assets:
   Cash and cash equivalents .....................    $  24,863      $  62,342
   Short-term investments ........................        4,977          9,255
   Accounts receivable, net ......................           70          7,284
   Prepaid expenses and other current assets .....          796          8,717
                                                      ---------      ---------
        Total current assets .....................       30,706         87,598
Property and equipment, net ......................       12,912         63,777
Goodwill and intangible assets, net ..............           --         51,210
Other assets .....................................        1,123          5,182
                                                      ---------      ---------
   Total assets ..................................    $  44,741      $ 207,767
                                                      =========      =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ..............................    $   3,055      $   9,008
   Accrued liabilities ...........................          879          9,508
   Deferred revenue ..............................          448            489
   Current portion of capital lease
   obligations ..................................        1,573          8,727
                                                      ---------      ---------
        Total current liabilities ................        5,955         27,732

Capital lease obligations, net of
   current portion ..............................        3,627         11,164
                                                      ---------      ---------
      Total liabilities ..........................        9,582         38,896
                                                      ---------      ---------

Commitments and contingencies (Note 7)

Minority interest ................................           --          4,982
                                                      ---------      ---------

Redeemable convertible preferred stock,
$0.0001 par value; 20,000 shares
authorized; 15,247 issued and
outstanding at December 31, 1999 with an
aggregate liquidation value at December
31, 1999 of $61,398 ..............................       61,192             --
                                                      ---------      ---------

Stockholders' equity (deficit):

  Preferred stock, $0.0001 par
  value per share; 10,000
  shares authorized; no shares
  issued or outstanding at
  December 31, 1999 and 2000 .....................           --             --

  Common stock, $.0001 par value per
  share; 40,000 and 413,000 shares
  authorized; 17,132 and 126,562
  shares issued and outstanding ..................            2             13
  Additional paid-in capital .....................       21,773        692,261
  Stockholders' notes receivable .................           --         (1,918)
  Unearned stock-based compensation ..............      (13,613)       (10,807)
  Accumulated other comprehensive income .........           --            605
  Accumulated deficit ............................      (34,195)      (516,265)
                                                      ---------      ---------
    Total stockholders' equity (deficit) .........      (26,033)       163,889
                                                      ---------      ---------
                                                      $  44,741      $ 207,767
                                                      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         iBEAM BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                 Period from
                                                  March 20,
                                                    1998
                                                 (Inception)  Year Ended    Year Ended
                                                      to       December      December
                                                   December        31,          31,
                                                   31, 1998       1999         2000
                                                  ---------    ---------    ---------
Revenue:
   Third party ................................   $      --    $     149    $  17,259
   Related party ..............................          --           --          875
                                                  ---------    ---------    ---------
      Total revenue ...........................   $      --    $     149    $  18,134
                                                  ---------    ---------    ---------

Operating costs and expenses:
   Cost of revenue ............................          --        7,488       50,162
   Engineering and development.................       1,449        4,202       18,385
   Selling, general and administrative.........       2,864       13,234       51,538
   Amortization of goodwill and intangibles ...          --           --       38,276
   Impairment of goodwill......................          --           --      310,000
   Amortization of stock-based compensation*...          39        5,393       12,703
        Restructuring (Note 12) ...............          --           --       11,964
                                                  ---------    ---------    ---------
        Total operating costs and expenses ....       4,352       30,317      493,028
                                                  ---------    ---------    ---------
Loss from operations ..........................      (4,352)     (30,168)    (474,894)
 Interest and other income, net ...............         125          380        4,371
Interest expense ..............................          --         (180)      (1,200)
Minority interest .............................          --           --          449
                                                  ---------    ---------    ---------
Net loss ......................................      (4,227)     (29,968)    (471,274)
Deemed dividend related to preferred stock ....          --           --      (10,796)
                                                  ---------    ---------    ---------
Net loss attributable to common stock .........   $  (4,227)   $ (29,968)   $(482,070)
                                                  =========    =========    =========

Net loss per share attributable to common stock
 - basic and diluted ..........................   $   (0.56)   $   (3.43)   $   (6.82)
                                                  =========    =========    =========
Weighted average common shares outstanding ....       7,488        8,726       70,698
                                                  =========    =========    =========

*Amortization of stock-based compensation:
   Cost of revenue ............................   $      --    $     761    $   2,276
   Engineering and development ................          19          329        2,515
   Selling, general and administrative ........          20        4,303        7,912
                                                  ---------    ---------    ---------
                                                  $      39    $   5,393    $  12,703
                                                  =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         iBEAM BROADCASTING CORPORATION
       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
         STOCKHOLDERS' (DEFICIT) EQUITY AND COMPREHENSIVE INCOME (LOSS)
                    (in thousands, except per share amounts)

================================================================================



                                                                                                            Stock-    Unearned
                                                         Redeemable                                        holders'    Stock-
                                                         Convertible                           Additional    Note      based
                                                          Preferred                              Paid-in    Receiv-    Compen-
                                                            Stock              Common Stock      Capital     able      sation
                                                      Shares     Amount     Shares     Amount
-------------------------------------------------------------------------------------------------------------------------------
Balance at March 20, 1998 (Inception)
Issuance of common stock in March 1998 ...........         --       $ --      7,636        $ 1        $ 1      $ --       $ --
Issuance of series A redeemable convertible
   preferred stock................................      1,333      1,567         --         --         --        --         --
Issuance of series B redeemable convertible
   preferred stock ...............................      3,249      5,338         --         --         --        --         --
Exercise of employee stock options ...............         --         --      2,191         --         17        --         --
Issuance of warrants in connection with capital
   leases ........................................         --         --         --         --        219        --         --
Unearned stock-based compensation, net ...........         --         --         --         --        616        --       (577)
Net loss .........................................         --         --         --         --         --        --         --

Comprehensive loss ...............................         --         --         --         --         --        --         --
                                                     --------------------------------------------------------------------------
Balance at December 31, 1998 .....................      4,582      6,905      9,827          1        853        --       (577)
Issuance of series C redeemable convertible
   preferred stock ...............................      3,592     12,201         --         --         --        --         --

Issuance of series D redeemable convertible
   preferred stock ...............................      7,073     42,086         --         --         --        --         --
Issuance of employee stock options, net ..........         --         --      6,987          1        686        --         --
Issuance of common stock for services rendered ...         --         --        318         --        232        --         --
Issuance of warrants in connection with capital
   leases ........................................         --         --         --         --        574        --         --
Issuance of warrant to an investor in October 1999         --         --         --         --      1,000        --         --
Unearned stock-based compensation, net ...........         --         --         --         --     18,429        --    (13,036)
Net loss .........................................         --         --         --         --         --        --         --

Comprehensive loss ...............................         --         --         --         --         --        --         --
                                                     --------------------------------------------------------------------------
Balance at December 31, 1999 .....................     15,247     61,192     17,132          2     21,773        --    (13,613)
-------------------------------------------------------------------------------------------------------------------------------

                                                     Accum-
                                                     ulated
                                                     Other                  Total
                                                     Compre-                Stock-     Compre-
                                                     hensive   Accum-      holders'    hensive-
                                                     Income    ulated     (Deficit)     Income
                                                     (Loss)    Deficit      Equity     (Loss)

-----------------------------------------------------------------------------------------------
Balance at March 20, 1998 (Inception)
Issuance of common stock in March 1998 ...........      $ --       $ --         $ 2
Issuance of series A redeemable convertible
   preferred stock................................        --         --          --
Issuance of series B redeemable convertible
   preferred stock ...............................        --         --          --
Exercise of employee stock options ...............        --         --          17
Issuance of warrants in connection with capital
   leases ........................................        --         --         219
Unearned stock-based compensation, net ...........        --         --          39
Net loss .........................................        --     (4,227)     (4,227)   $ (4,227)
                                                                                       --------
Comprehensive loss ...............................        --         --          --    $ (4,227)
                                                     ----------------------------------========
Balance at December 31, 1998 .....................        --     (4,227)     (3,950)
Issuance of series C redeemable convertible
   preferred stock ...............................        --         --          --

Issuance of series D redeemable convertible
   preferred stock ...............................        --         --          --
Issuance of employee stock options, net ..........        --         --         686
Issuance of common stock for services rendered ...        --         --         232
Issuance of warrants in connection with capital
   leases ........................................        --         --         574
Issuance of warrant to an investor in October 1999        --         --       1,000
Unearned stock-based compensation, net ...........        --         --       5,393
Net loss .........................................        --    (29,968)    (29,968)   $(29,968)
                                                                                       --------
Comprehensive loss ...............................        --         --          --    $(29,968)
                                                     ----------------------------------========
Balance at December 31, 1999 .....................        --    (34,195)    (26,033)
---------------------------------------------------------------------------------------

================================================================================



                                                                                                           Stock-      Unearned
                                              Redeemable                                                  holders'      Stock-
                                              Convertible                                  Additional      Note         based
                                               Preferred                                     Paid-in      Receiv-      Compen-
                                                 Stock                  Common Stock         Capital       able        sation
                                           Shares       Amount       Shares      Amount
--------------------------------------------------------------------------------------------------------------------------------
Issuance of Series E redeemable
  convertible preferred stock ........       3,505       34,922           --           --          --           --           --
Issuance of Series F redeemable
  convertible preferred stock for
  acquisition ........................       8,344       87,980           --           --          --           --           --
Issuance of Series G redeemable
  convertible preferred stock ........       1,000       10,000           --           --          --           --           --
Issuance of Series H redeemable
  convertible preferred stock ........         538        5,000           --           --          --           --           --
Deemed dividend related to issuance of
  Series E  redeemable convertible
  preferred stock ....................          --           --           --           --      10,796           --           --
Issuance of common stock in initial
  public offering, net of issuance costs        --           --       12,650            1     115,531           --           --
Issuance of common stock for services
  rendered ...........................          --           --          913           --       4,268       (2,000)          --
Conversion of convertible preferred
  stock to common stock ..............     (28,634)    (199,094)      76,371            8     199,086           --           --

Issuance of common stock for
  acquisitions .......................          --           --       19,877            2     331,036           --       (1,956)
Issuance of common stock for exercise
  of employee stock options ..........          --           --        2,849           --       4,508       (2,076)          --

Repurchase of common stock ...........          --           --       (3,230)          --      (5,678)       2,158           --
Issuance of warrant in connection with
  commercial agreement ...............          --           --           --           --       3,000           --           --
Unearned stock-based compensation, net          --           --           --           --       7,941           --        4,762

Net loss .............................          --           --           --           --          --           --           --
Cumulative translation adjustments ...          --           --           --           --          --           --           --

Comprehensive loss ...................          --           --           --           --          --           --           --
                                         ---------------------------------------------------------------------------------------
Balance at December 31, 2000 .........          --           --      126,562         $ 13    $692,261      $(1,918)    $(10,807)
================================================================================================================================

                                          Accum-
                                          ulated
                                          Other                      Total
                                          Compre-                    Stock-      Compre-
                                          hensive      Accum-       holders'    hensive-
                                          Income       ulated      (Deficit)     Income
                                          (Loss)       Deficit       Equity      (Loss)

-----------------------------------------------------------------------------------------
Issuance of Series E redeemable
  convertible preferred stock ........          --           --           --
Issuance of Series F redeemable
  convertible preferred stock for
  acquisition ........................          --           --           --
Issuance of Series G redeemable
  convertible preferred stock ........          --           --           --
Issuance of Series H redeemable
  convertible preferred stock ........          --           --           --
Deemed dividend related to issuance of
  Series E  redeemable convertible
  preferred stock ....................          --      (10,796)          --
Issuance of common stock in initial
  public offering, net of issuance costs        --           --      115,532
Issuance of common stock for services
  rendered ...........................          --           --        2,268
Conversion of convertible preferred
  stock to common stock ..............          --           --      199,094

Issuance of common stock for
  acquisitions .......................          --           --      329,082
Issuance of common stock for exercise
  of employee stock options ..........          --           --        2,429

Repurchase of common stock ...........          --           --       (3,520)
Issuance of warrant in connection with
  commercial agreement ...............          --           --        3,000
Unearned stock-based compensation, net          --           --       12,703

Net loss .............................          --     (471,274)    (471,274)   $(471,274)
Cumulative translation adjustments ...         605           --          605          605
                                                                                ---------
Comprehensive loss ...................          --           --           --    $(470,669)
                                         ---------------------------------------=========
Balance at December 31, 2000 .........       $ 605    $(516,265)    $163,889
============================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         iBEAM BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Period from March
                                                               20, 1998
                                                            (Inception) to      Year Ended        Year Ended
                                                             December 31,      December 31,      December 31,
                                                                 1998              1999              2000
                                                           -----------------   -----------       ------------
Cash flows from operating activities:
  Net loss ............................................        $  (4,227)        $ (29,968)        $(471,274)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization ..................               65             1,707            20,985
       Loss on disposal of assets .....................               --               199                --
       Amortization of goodwill and intangibles .......               --                --            38,277
       Impairment of goodwill .........................               --                --           310,000
       Amortization of stock-based compensation .......               39             5,393            12,703
       Minority interest ..............................               --                --              (449)
       Issuance of common stock for services ..........               --               232                50
       Issuance of warrant (see Note 7) ...............               --             1,000             1,300
    Changes in assets and liabilities:
           Accounts receivable ........................               --               (70)           (3,612)
           Prepaid expenses and other assets ..........             (313)             (813)           (8,093)
           Accounts payable ...........................              815             2,240             2,428
           Accrued liabilities ........................              437               442             2,367
           Deferred revenue ...........................               --               448              (757)
                                                               ---------         ---------         ---------
              Net cash used in operating activities ...           (3,184)          (19,190)          (96,075)
                                                               ---------         ---------         ---------
Cash flows from investing activities:
  Purchase of property and equipment ..................           (1,542)           (7,491)          (42,568)
  Purchase of investments .............................               --            (4,977)          (18,223)
  Sale of investments .................................               --                --            13,945
  Cash advance to webcasts.com prior to acquisition ...               --                --           (10,000)
  Cash paid to webcasts.com preferred stockholders ....               --                --            (3,000)
  Cash received from acquisitions .....................               --                --            26,815
                                                               ---------         ---------         ---------
              Net cash used in investing activities ...           (1,542)          (12,468)          (33,031)
                                                               ---------         ---------         ---------
Cash flows from financing activities:
  Issuance of convertible preferred stock .............            6,905            54,287            49,922
  Issuance of common stock ............................               19               686           120,180
  Repurchase of common stock ..........................               --                --            (3,520)
  Minority investment in consolidated subsidiaries ....               --                --             5,431
  Payment of capital lease obligations ................               --              (650)           (6,033)
                                                               ---------         ---------         ---------
              Net cash provided by financing activities            6,924            54,323           165,980
                                                               ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents ..            2,198            22,665            36,874
Effect of exchange rates on cash ......................               --                --               605
Cash and cash equivalents at beginning of period ......               --             2,198            24,863
                                                               ---------         ---------         ---------
Cash and cash equivalents at end of period ............        $   2,198         $  24,863         $  62,342
                                                               =========         =========         =========
Supplemental non-cash investing and
  financing activities:
  Property and equipment purchased under
    capital lease obligations .........................               --             5,850            15,173
  Issuance of warrants ................................              219               574             3,000
  Purchase of webcasts.com, NextVenue and Server Side
    Technologies for preferred and common stock .......               --                --           401,419
  Issuance of common stock and warrants for technology                --                --            15,645
  Capitalized lease obligations assumed in acquisitions               --                --             5,551
  Exercise of options for notes receivable, net
    of cancellations ..................................               --                --             1,918
  Deemed dividend related to preferred stock ..........               --                --            10,796
Supplemental cash flows disclosures:
  Cash paid for interest ..............................               --               140               867


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         iBEAM BROADCASTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1. The Company

iBEAM Broadcasting Corporation (the "Company"), was formed as a Delaware corporation in March 1998. iBEAM provides a content delivery network that owns and operates an Internet broadcast network that delivers streaming media to large audiences of simultaneous users with viewing and listening quality that can approach that of television and radio. The Company offers a suite of streaming media applications delivered over its network.

      2. Significant Accounting Policies

      Basis of presentation

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $516.3 million as of December 31, 2000. The Company has completed several rounds of private equity financing and completed its initial public offering in May 2000 which raised $115.5 million, net of expenses. However, the Company has incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2000, the Company incurred a loss from operations of approximately $474.9 million, including a $310.0 million charge for impairment of goodwill, and negative cash flows from operations of approximately $96.1 million. Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will continue because of costs and expenses related to brand development, marketing and other promotional activities, continued expansion of the Company's network infrastructure, expansion of product offerings and development of relationships with other businesses. The Company's operating plan requires it to raise additional capital to fund its future operations. Certain of these costs are discretionary and could be reduced if working capital decreased significantly. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

      Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Consolidation policy

The consolidated financial statements include the accounts of iBEAM and its majority-owned subsidiaries. To the extent that iBEAM does not own 100% of the subsidiary, a minority interest is recorded. Entities for which iBEAM owns less than 50% and accordingly does not have control, but exerts significant influence, are incorporated using the equity accounting method. All intercompany balances and transactions have been eliminated in consolidation. The functional currencies of the Company's subsidiaries are the local currency. Assets and liabilities of these subsidiaries were translated into U.S. dollars at exchange rates as of the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders' equity.

      Foreign currency transactions

Gains and losses arising on foreign exchange are recorded within operating income. Foreign exchange transaction gains and losses were not material in all periods presented.

      Stock split

In January 2000, the Company's Board of Directors authorized a 3-for-1 stock split of the Company's common stock. In March 2000, the Company's Board of Directors authorized a 1.377-for-1 stock split of the Company's common stock. Accordingly, all share and per share information in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock splits.

      Risks and uncertainties

The Company is subject to all of the risks inherent in an early stage content delivery network company. These risks include, but are not limited to, a limited operating history, limited management resources, dependence upon consumer acceptance of the Internet and the changing nature of the electronic broadcasting industry. The Company's operating results may be materially affected by the foregoing factors.

      Cash, cash equivalents, restricted cash and investments

The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. Restricted cash of $107,000 consists of a certificate of deposit held as collateral against the Company's corporate credit cards and is included in other assets.

The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments are invested in high-grade corporate securities and government bonds maturing approximately twelve months or less from the date of purchase. At December 31, 1999 and 2000, these investments are carried at cost, which approximates fair value. Material unrealized gains or losses, if any, are reported in stockholders' equity and included in other comprehensive income. The cost of securities sold is based on the specific identification method. For the years ended December 31, 1999 and 2000, realized gains and losses on available-for-sale securities were immaterial.

      Fair value of financial instruments

The reported amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

      Concentration of credit risk

Cash and cash equivalents are deposited in large domestic financial institutions that management believes are creditworthy. With respect to accounts receivable, the Company's customer base is dispersed across many geographic areas primarily within the United States. The Company performs ongoing credit evaluations of its customers' financial condition, generally requires no collateral from its customers, and establishes allowances for bad debt as warranted.

For the year ended December 31, 2000, two customers represented 10% and 12% of the Company's revenue and 12% and 7% of the Company's accounts receivable balance, respectively. For the year ended December 31, 1999, two customers represented 24% of the Company's revenue.

      Property and equipment

Property and equipment are stated at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets as follows:

================================================================================
Network equipment, computers,
  software and equipment .                       3 Years
Furniture and fixtures ...                      5-7 Years
Leasehold improvements ...Shorter of the lease term or the estimated useful life
================================================================================

      Goodwill and intangibles

Goodwill and other intangibles are carried at cost less accumulated amortization. Goodwill and other identifiable intangibles are amortized on a straight-line basis over their estimated useful lives, generally three to five years.

      Long-lived assets

The Company periodically evaluates the recoverability of its long-lived assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and market capitalization relative to net book value.

When management determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

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

Activecast services incorporate video, slides/graphics, audience polling, chat and commerce into an interactive webcast delivered across the Company's network. These services are billed based upon fixed price billings and may include an additional charge for megabits transferred. Revenue for these services is recognized as the service is provided.

Other broadcast services such as encoding, production services, event management, acquisition services, hosting and custom web integration with chat and e-commerce tools are generally provided on a consulting basis on either hourly or fixed price billing over a period of 30 days or less. Revenue for these services is recognized upon completion of the services.

The Company is required to share 15%-20% of the revenue generated from the delivery of content from the On-Air, On-Stage and On-Demand services with certain internet service providers. The Company records gross revenue from On-Air, On-Stage and On-Demand services, because it acts as the principal in the transactions and is wholly responsible for the delivery of the services. In addition, the Company bears the risk of loss for collection from the customer. The Company records the revenue sharing amount as cost of revenue.

Cash payments received in advance of services provided are recorded as deferred revenue and are recorded as income in the period the services are provided.

Barter revenue results from the exchange of streaming media services by the Company in return for the right to insert advertisements into the streams broadcast. Barter revenue is recognized in accordance with Accounting Principles Board Opinion No. 29 and Emerging Issues Task Force ("EITF") Issue No. 99-17, "Accounting for Advertising Barter Transactions." The Company records non-monetary content revenue transactions at fair value only when the Company has an established historical practice of selling similar content services for cash and the characteristics of the revenue are similar in nature. Such amounts were not significant in all periods presented.

      Engineering and development expense

Engineering and development costs are expensed as incurred, except for certain software development costs. In January 1999, the Company adopted Statement of Position ("SOP") 98-1, which requires software development costs associated with internal use software to be charged to operations until certain capitalization criteria are met. For the year ended December 31, 1999 and 2000, software development costs of approximately $600,000 and $1,500,000, respectively, were capitalized and included in property and equipment.

      Advertising expense

Expenses related to advertising and promotion of products are charged to sales and marketing expense as incurred, except for production costs, if any, which are expensed the first time the advertising takes place. Advertising expense for the period from March 20, 1998 (inception) to December 31, 1998 and for the years ended December 31, 1999 and 2000 was $23,000, $2.6million and $10.3 million, respectively.

      Stock-based compensation expense

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's shares and the exercise price of the option. Equity instruments issued to nonemployees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18.

      Comprehensive income (loss)

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources.

      Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are comprised of common stock subject to repurchase rights and incremental shares of common and preferred stock issuable upon the exercise of stock options or warrants and upon conversion of convertible preferred stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

=========================================================================================================================
                                                                         Period from
                                                                       March 20, 1998      Year Ended        Year Ended
                                                                       (Inception) to      December 31,      December 31,
                                                                      December 31, 1998       1999              2000
-------------------------------------------------------------------------------------------------------------------------
Net loss attributable to common stock ............................        $  (4,227)        $ (29,968)        $(482,070)
                                                                          ===============================================
Basic and diluted:
  Weighted average common shares outstanding .....................            9,610            14,678            78,219
  Weighted average unvested common shares subject to repurchase ..           (2,122)           (5,952)           (7,521)
                                                                          -----------------------------------------------
Weighted average shares used to compute basic and diluted net loss
  per share attributable to common stock .........................            7,488             8,726            70,698
                                                                          ===============================================
Net loss per share attributable to common stock-basic and diluted         $   (0.56)        $   (3.43)        $   (6.82)
=========================================================================================================================

The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be antidilutive (in thousands):

======================================================================================
                                                                    December 31,
--------------------------------------------------------------------------------------
                                                                1998     1999     2000
                                                              ------------------------
Convertible preferred stock upon conversion to common stock   18,930   62,984       --
Convertible stock warrants upon conversion to common stock       381    1,413       --
Unvested common stock subject to repurchase ...............    2,191    7,101    4,599
Options to purchase common stock ..........................    4,513    9,437   18,785
                                                              ------------------------
                                                              26,015   80,935   23,384
                                                              ========================
======================================================================================

      Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended, is effective for all quarters of all fiscal years commencing after June 15, 2000. The Company, to date, has not engaged in derivative and hedging activities, and accordingly, the adoption of SFAS No. 133, as amended, will not have a material impact on the financial reporting and related disclosures of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has complied with the guidance in SAB 101 for all periods presented.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company applied FIN 44 in accounting for the options granted to NextVenue option holders in the acquisition of NextVenue. As a result, the Company recorded deferred compensation of $2.0 million relating to the unvested portion of the options at the acquisition date. In the fourth quarter of 2000, the Company repurchased certain unvested shares related to the early exercise of options and recorded a charge of $0.7 million in connection with the repurchases.

3.  Balance Sheet Components (in thousands)

================================================================================
                                                             December 31,
--------------------------------------------------------------------------------
                                                             1999          2000
                                                        ------------------------
  Accounts receivable ..............................          $70        $8,811
  Less: Allowance for doubtful accounts ............           --        (1,527)
                                                        ------------------------
                                                              $70        $7,284
                                                        ========================

Property and equipment, net:
  Network software and equipment ...................       $8,224       $44,062
  Computers, software and equipment ................        5,494        30,669
  Furniture and fixtures ...........................          631         2,474
  Leasehold improvements ...........................          180         8,532
                                                        ------------------------
                                                           14,529        85,737
Less: Accumulated depreciation and amortization ....       (1,617)      (21,960)
                                                        ------------------------
                                                          $12,912       $63,777
                                                        ========================

  Goodwill .........................................          $--      $368,216
  Purchased technology .............................           --        20,546
  Other intangibles ................................           --        10,725
                                                        ------------------------
                                                                        399,487
  Less: Accumulated amortization ...................           --      (348,277)
                                                        ------------------------
                                                              $--       $51,210
                                                        ========================

Accrued liabilities: ...............................         $489        $3,605
  Accrued payroll and related liabilities
  Network operations accrual .......................           --         2,950
  Other accrued liabilities ........................          390         2,953
                                                        ------------------------
                                                             $879        $9,508
================================================================================

During the fourth quarter ended December 31, 2000, management performed an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded upon the acquisition for stock of webcasts.com, Server-Side Technologies and NextVenue, which were completed in April, June and October of 2000, respectively. The assessment was performed primarily due to: the significant decline in stock price since the date the shares issued in each acquisition were valued; the recorded goodwill balance significantly exceeding the Company's market capitalization prior to the impairment charge; and the overall decline in the Company's industry growth rates and lower projected operating results. As a result of this review, management recorded a $310 million impairment charge to reduce enterprise level goodwill. The charge was determined based upon estimated discounted cash flows using a discount rate of 20%. The assumptions supporting cash flows including the discount rate were determined using management's best estimates.

4. Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses since inception. The components of the Company's deferred tax assets are as follows (in thousands):

================================================================================
                                                              December 31,
--------------------------------------------------------------------------------
                                                             1999          2000
                                                         -----------------------
Net operating loss carry forwards ..................      $10,552       $43,161
Nondeductible expenses .............................          588         4,736
Research and development credit carryovers .........          477           282
Fixed asset basis difference .......................           --         4,522
Other ..............................................          187           165
                                                         -----------------------
                                                           11,804        52,866
Less:  Valuation allowance .........................      (11,804)      (52,866)
                                                         -----------------------
                                                              $--           $--
                                                         =======================
================================================================================

Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be utilized; and accordingly, a full valuation allowance has been recorded. The valuation allowance increased $1.7 million, $10.1 million and $41.1 million for the period from March 20, 1998 (inception) to December 31, 1998 and for the years ended December 31, 1999 and 2000, respectively.

The following is a reconciliation of the income tax rate (benefit) using the U.S. federal statutory rate to the recorded effective tax rate:

======================================================================================
                                          Period from
                                        March 20, 1998       Year Ended    Year Ended
                                        (Inception) to      December 31,  December 31,
                                       December 31, 1998        1999          2000
--------------------------------------------------------------------------------------
Tax at federal statutory rate ........        34.0%             35.0%         35.0%
State, net of federal benefit ........         5.8               6.0           0.6
Permanent differences ................        (0.1)             (24.0)        (26.9)
Change in valuation allowance ........        (39.7)            (17.0)        (8.7)
                                       -----------------------------------------------
Provision for taxes ..................         0.0%              0.0%          0.0%
                                       ===============================================

================================================================================

At December 31, 2000, the Company had approximately $114.0 million of federal and $58.0 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2017 for federal and 2005 for state tax purposes, respectively. At December 31, 2000, the company has approximately $156,000 of federal and $126,000 of state credits to offset future tax liabilities, which will begin to expire in 2012 for federal and are indefinite for state tax purposes.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

5. Acquisitions

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

The purchase price included the issuance of 8,343,671 shares of series F convertible preferred stock, at $10.00 per share, for a value of approximately $83.4 million. In addition, based on an exchange ratio of 0.34794 shares of iBEAM for every share of webcasts.com, all the outstanding options granted under the webcasts.com's option plan were converted into options to purchase 607,113 shares of the Company's series F convertible preferred stock. The fair value of these options of $4.6 million was determined using the Black-Scholes option pricing model and is included as a component of the purchase price. The Company issued notes for $3.0 million to the webcasts.com redeemable preferred stockholders and assumed net liabilities of $2.5 million. The notes plus interest totaling $3.1 million were repaid on July 3, 2000. The Company also incurred $1.7 million in acquisition related expenses, which consist primarily of financial advisory, accounting and legal fees. In addition, the former security holders of webcasts.com may receive an additional 1,118,839 shares of common stock if webcasts.com meets revenue targets in the twelve months after the closing of the acquisition.

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

Server-Side Technologies, Inc.

On June 26, 2000, the Company acquired Server-Side Technologies, Inc., a provider of secure digital media hosting and rights management services. The purchase transaction was valued at approximately $0.4 million, which relates primarily to a non-competition agreement and will be amortized over three years. The results of operations and financial position of the acquisition are not material to the Company. The results of operations of Server-Side Technologies and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition.

NextVenue Inc.

On October 3, 2000, the Company acquired NextVenue Inc. ("NextVenue") in a $315.6 million purchase business combination. NextVenue provides streaming media services to the financial services and corporate enterprise markets. Under the terms of the Acquisition Agreement, all issued and outstanding shares of NextVenue were exchanged for 19,597,360 shares of iBEAM's common stock with a value of approximately $292.4 million. In addition, based on an exchange ratio of approximately 1.27775 shares of iBEAM for every share of NextVenue, all of NextVenue's outstanding options and warrants were converted into options and warrants to purchase 2,024,261 shares of common stock. The fair value of the options and warrants of approximately $22.6 million was determined using the Black-Scholes option pricing model and is included as a component of the purchase price. The Company incurred approximately $0.4 million in acquisition related expenses, which consist primarily of financial advisory, accounting and legal fees.

The purchase price was allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed based upon the fair value of such assets and liabilities on the date of acquisition. The preliminary allocation of cost to assets and liabilities was based on management estimates of their fair value and an independent appraisal of certain intangible assets, with the excess cost over the net assets acquired allocated to goodwill. NextVenue's tangible assets received and liabilities assumed as of September 30, 2000 were used for the purpose of calculating the pro forma adjustments as they approximate fair value at such date. The allocation of the purchase price to intangibles was based upon an independent third-party appraisal and management's estimates and was as follows (in thousands):

      Tangible assets received .........................          $34,912
      Assembled workforce ..............................            3,500
      Purchased technology .............................            2,900
      Unearned stock-based compensation ................            1,956
      Goodwill .........................................          281,899
      Liabilities assumed ..............................           (9,611)
                                                                ---------
                                                                 $315,556
                                                                 ========

The tangible assets consist primarily of cash and cash equivalents, accounts receivable and property and equipment. The liabilities assumed consist primarily of accounts payable, accrued liabilities and capital lease obligations. The amounts allocated to purchased technology and assembled workforce are being amortized over their estimated useful lives of five years. The unearned stock-based compensation relates to the intrinsic value of the unvested options assumed at the closing date and will be amortized as the options vest. The purchase price in excess of net identifiable tangible and intangible assets is allocated as goodwill and will be amortized over five years. The purchased technology was valued using the net cash flow expected as a result of using such technology and discounted to the present value using a 19% discount rate. The assembled workforce was valued estimating the cost to replace the current assembled workforce, considering such costs as recruiting and training.

The acquisition was a tax-free exchange of stock; therefore, the differences between the recognized fair values of acquired assets, including tangible and intangible assets, and their historical tax bases are not deductible for tax purposes.

The following unaudited pro forma information shows the results of operations for the combined companies as if the webcasts.com and NextVenue transactions had been consummated as of January 1, 1999 (in thousands):

                                                Year Ended       Year Ended
                                                December 31,    December 31,
                                                    1999            2000
                                                ------------    ------------
Revenue                                             $8,415         $28,652
Net loss attributable to common stock            $(133,738)      $(423,850)
Basic and diluted net loss per share                $(3.65)         $(4.78)

During the fourth quarter ended December 31, 2000, the Company recorded an impairment related to the goodwill recorded in connection with the acquisitions of webcasts.com, Server-Side Technologies and NextVenue.

6. Capital Lease Obligations

The Company enters into leases with leasing companies for specific equipment, generally consisting of network equipment, computers and software. Lease repayment terms range from two to four years at rates ranging from 3% to 20% and are collateralized by the purchased equipment. The terms of these leases meet the criteria for capitalized leases.

As of December 31, 2000, the assets related to the Company's leased equipment was approximately $24.0 million with accumulated amortization of $6.5 million. As of December 31, 2000, future minimum lease payments under capital lease agreements are as follows:

      ====================================================================
      Year Ending
      December 31,
      --------------------------------------------------------------------
      2001 ................................................       $10,381
      2002 ................................................         9,321
      2003 ................................................         2,013
      2004 ................................................           249
                                                                 --------
      Total minimum lease payments ........................        21,964
      Less: Amount representing interest ..................        (2,073)
                                                                 --------
      Present value of minimum lease payments .............        19,891
      Less: Current portion of capital lease obligations ..        (8,727)
                                                                 --------
      Long-term portion of capital lease obligations ......       $11,164
                                                                 ========

      ====================================================================

7. Commitments and Contingencies

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through February 2009. Rent expenses for the period from March 31, 1998 (inception) to December 31, 1998 and for the years ended December 31, 1999 and 2000 was approximately $107,000, $803,000 and $2.9 million, respectively. The Company also leases bandwidth from satellite and telecommunication service providers under non-cancelable operating lease agreements, which expire on various dates from June 2001 to December 2002.

Future minimum lease payments under non-cancelable operating leases are as follows:

            =================================================
            Year Ending
            December 31,
            -------------------------------------------------
            2001  ..............................       $8,814
            2002  ..............................        6,564
            2003  ..............................        2,805
            2004  ..............................        1,570
            2005  ..............................        1,301
            Thereafter .........................        3,315
            =================================================

The Company agreed to purchase at least $2.0 million of services from Brewer Consulting Networks, a company controlled by the former Vice President of Operations, beginning January 1, 2000, of which $1.8 million was paid during the year ended December 31, 2000.

The Company entered into an agreement with a large Internet Service Provider ("ISP") to co-locate certain of its equipment in the facilities of the ISP. The agreement calls for non-refundable payments of $2.5 million, of which $1.25 million has been paid as of December 31, 2000.

The Company has certain licensed software that requires the Company to share revenues derived from content delivered using the software with the licensor. The Company is committed to paying a minimum revenue sharing amount for the twelve months ending February 2003 of $1.0 million. In addition, the minimum twelve month revenue sharing amount increases by $1.0 million each succeeding period through February 2007.

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

8. Stockholders' Equity

      Preferred stock

In conjunction with the Company's initial public offering, all shares of convertible preferred stock were converted into common stock and all warrants for preferred stock were converted into warrants for common stock. All notes have been updated to reflect the conversion of warrants for preferred stock into warrants for common stock. As of December 31, 2000 there are 10 million authorized shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued or outstanding as of December 31, 2000.

      Common stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. No dividends have been declared or paid through December 31, 2000.

Certain shares of common stock issued to founders are subject to a right of repurchase which lapses as to 1.5625% of the initial balance each month.

      Acquisitions

In connection with the acquisition of webcasts.com, the Company issued 8.3 million shares of Series F convertible preferred stock at $10.00 per share, which converted into an equal number of common shares upon the closing of the Company's IPO in May 2000. In connection with the acquisition of NextVenue, the Company issued 19.6 million shares of common stock at approximately $14.92 per share.

      Warrants for Common Stock

In February 2000, the Company issued a warrant to purchase 537,634 shares of common stock at a purchase price equal to the price to the public in the Company's initial public offering, less underwriting discounts and commissions, or $9.30 per share to America Online, Inc. The warrant was a condition to a two-year commercial agreement with America Online, Inc. to deploy the Company's streaming media distribution network within America Online's network. The $3.0 million fair value of the warrants was determined by using the Black-Scholes option pricing model and will be recognized ratably over the term of the agreement. Approximately $1.3 million was amortized during the year ended December 31, 2000.

In May 2000, the Company issued to BellSouth warrants to purchase 500,000 shares of common stock at $10.00 per share as part of an agreement to deploy the Company's Broadcast Network within BellSouth's network. The warrants vest in proportion to the number of locations within the BellSouth network that our Broadcast Network is deployed in over time. The Company will record an expense equal to the fair value of the warrants upon vesting using the Black-Scholes option pricing model.

In July 2000, the Company issued to Society Europeene des Satellites, S. A. 259,067 shares of common stock, valued at $5.1 million, and 1,000,000 warrants to purchase iBEAM common stock at $15.00 per share, valued at $10.6 million using the Black-Scholes option pricing model, in exchange for technology. The warrants may be exercised at any time from the date of issuance through June 30, 2002. The purchased technology is being amortized over three years. Approximately $2.8 million was amortized during the year ended December 31, 2000.

The Company issued warrants to purchase 27,273 and 64,935 shares of common stock at $1.65 per share and $2.31 per share, respectively, in October 1998, 6,396 shares of common stock at $4.69 per share in September 1999, and 25,168 shares of common stock at $5.96 per share in December 1999 to Comdisco, Inc. upon signing various equipment lease lines. These warrants expire the earlier of five years from the date of grant or three years from the effective date of the Company's initial public offering. The Company valued the warrants using the Black-Scholes option pricing model applying expected lives of five years, a weighted average risk free rate of 6%, a dividend yield of zero percent and volatility of 80%. The fair value of approximately $793,000 represents additional interest on the equipment lease lines and is being expensed over the lease term using the effective interest rate method. No amounts were amortized in 1998, and $40,000 and $349,000 were amortized during the years ended December 31, 1999 and 2000, respectively.

In October 1999, the Company also issued a warrant to purchase 218,120 shares of common stock at $5.96 per share to a new investor. In September 1999, the Company entered into sales and marketing cooperative agreement with this investor. These warrants expire the earlier of seven years from the date of grant or four years from the effective date of the Company's initial public offering and were valued using the Black-

Scholes option pricing model applying an expected life of seven years, a weighted average risk free rate of 6%, a dividend yield of zero percent and volatility of 80%. The fair value of approximately $1,000,000 represents a non-cash inducement to enter into future commercial agreements and was included in sales and marketing expense during the year ended December 31, 1999.

9. Benefit Plans

      Stock Option Plan

The Company's 2000 Stock Plan (the "2000 Plan") was adopted by the Board of Directors in January 2000, as amended in May 2000. The 2000 Plan provides for the grant of incentive stock options to employees and non-statutory stock options and stock purchase rights to employees, directors and consultants.

A total of 9,639,000 shares of common stock were reserved for issuance pursuant to the 2000 Plan. 6,414,789 options were issued during the year ended December 31, 2000. The number of shares reserved for issuance under the 2000 Plan will increase annually on January 1st of each calendar year, effective beginning in 2001, equal to the lesser of:

            o 5% of the outstanding shares of common stock on the first day of the year,
            o     10,000,000 shares or
            o     such lesser amount as determined by the Board of Directors.

In March 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or non-qualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Non-qualified stock options ("NSO") may be granted to Company employees and consultants. As of December 31, 2000, no additional grants will be made from the 1998 Plan.

Options under the 1998 Plan and 2000 Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options are exercisable immediately, subject to repurchase options held by the Company which lapse with the options vesting schedule. Options may have a maximum term of up to 10 years as determined by the Board of Directors. To date, options granted generally vest over four years.

In January 2000, the Board of Directors adopted the 2000 Director Option Plan (the "Director Plan"). The Director Plan provides for the periodic grant of nonstatutory stock options to non-employee directors. A total of 688,500 shares were reserved for issuance under the Director Plan. Options may have a maximum term of up to 10 years, and generally vest over four years. No options were issued during the year ended December 31, 2000.

In December 2000, the Board of Directors adopted the 2000 B Stock Option Plan (the "2000 B Plan"). The 2000 B Plan provides for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. Options under the 2000 B Plan may be granted for periods of up to five years and at an exercise price equal to or greater than $2.00 per share and issuance of options shall cease as of March 31, 2001. A total of 6,000,000 shares of common stock were reserved for issuance pursuant to the 2000 B Plan. A total of 4,358,000 shares were issued during the year ended December 31, 2000.

The following table summarizes activity under the Company's incentive stock option plans since inception (in thousands, except per share data):

=====================================================================================================
                                  Period from
                                March 20, 1998
                                (Inception) to             Year Ended               Year Ended
                               December 31, 1998        December 31, 1999        December 31, 2000
-----------------------------------------------------------------------------------------------------
                                           Weighted                 Weighted                 Weighted
                                            Average                  Average                  Average
                                           Exercise                 Exercise                 Exercise
                              Options       Price      Options       Price      Options        Price
                              -----------------------------------------------------------------------
Outstanding at beginning
  of period                        --       $  --        4,513       $0.04        9,437       $0.87
  Granted ..............        6,704        0.03       15,062        0.59       17,856        6.65
  Exercised ............       (2,191)       0.01       (8,900)       0.09       (2,849)       1.60
  Cancelled ............           --          --       (1,238)       0.06       (5,659)       2.86
                              -----------------------------------------------------------------------
Outstanding at end of
  period ...............        4,513        0.04        9,437        0.87       18,785        5.66
                              =======                  =======                  =======
Options vested at end of
  period ...............           17        0.04        2,488        0.07        9,655        6.49
=====================================================================================================

At December 31, 1998, 1999 and 2000, shares of common stock subject to a repurchase option held by the Company totaled approximately 2,191,000, 7,101,000 and 4,599,000 shares at a weighted average price of $0.02, $0.24 and $0.24 per share, respectively.

The following table summarizes information regarding stock options outstanding as of December 31, 2000 (in thousands, except per share data):

            ============================================================
                                     Options Outstanding
            ------------------------------------------------------------
                                                           Weighted
                                        Weighted Average    Average
                 Range of                  Remaining       Exercise
             Exercise Prices   Shares   Contractual Life     Price
            ------------------------------------------------------------
              $0.04 - $0.92     1,516      7.8 years        $0.19
              $1.44 - $2.00     5,937      6.0 years         1.85
              $2.19 - $3.63       847      9.0 years         3.59
              $4.00 - $4.94     2,135      9.1 years         4.77
              $6.00 - $9.69     2,805      9.6 years         6.98
             $10.00 - $13.07    5,449      9.2 years        11.02
             $18.00 - $18.25       96      9.5 years        18.10

                               ------

             $0.04 - $18.25    18,785      8.1 years         5.66
                               ======

            ============================================================

            ============================================================
                                Options Exercisable
            ------------------------------------------------------------
                Range of
                Exercise                             Weighted Average
                Prices               Shares          Exercise Price
            ------------------------------------------------------------
             $0.04 - $0.92           1,440               $0.17
             $1.44 - $2.00             909                1.59
             $2.19 - $3.63             825                3.63
             $4.00 - $4.94           1,791                4.82
             $6.00 - $9.69             655                6.99
            $10.00 - $13.07          4,035               11.08
            $18.00 - $18.25            -                   -

                                     -----

            $0.04 - $18.25           9,655                6.49
                                     =====

            ============================================================

      Fair value disclosures

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

============================================================================================
                                            Period from
                                          March 20, 1998       Year Ended        Year Ended
                                          (Inception) to      December 31,      December 31,
                                         December 31, 1998       1999              2000
--------------------------------------------------------------------------------------------
Net loss:
  As reported ........................      $    (4,227)      $   (29,968)      $  (471,274)
  Pro forma ..........................           (4,265)          (30,731)         (498,703)
Net loss per share--basic and diluted:
  As reported ........................      $     (0.56)      $     (3.43)      $     (6.82)
  Pro forma ..........................            (0.56)            (3.52)            (7.05)
============================================================================================

The Company calculated the value of each option grant on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%; volatility of 0% - 140%; expected lives of four years for all periods and risk free interest rates of 5.75% - 6.15%. These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year. The weighted average fair value of options granted was $0.19, $1.71 and $6.89 for the period from March 20, 1998 (inception) to December 31, 1998 and for the years ended December 31, 1999 and 2000, respectively.

      Stock-based compensation

In connection with certain stock option grants to employees and board members, the Company recognized approximately $608,000, $17.3 million and $17.5 million of unearned stock-based compensation for the excess of the deemed fair market value over the exercise price at the date of grant for the period from March 10, 1998 (inception) to December 31, 1998, and for the years ended December 31, 1999 and 2000, respectively. The compensation expense is being recognized, using the multiple option method as prescribed by FASB Interpretation No. 28, over the option's vesting period of generally four years. As a result, the Company recorded stock-based compensation expense of $31,000, $5.0 million and $11.1 million for the period from March 20, 1998 (inception) to December 31, 1998, and for the years ended December 31, 1999 and 2000, respectively. The charge for the year ended December 31, 2000 included $0.7 million related to the Company's repurchase of certain unvested shares related to the early exercise of options.

Stock-based compensation expense related to stock options granted to consultants is recognized as the stock options are earned. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. In connection with the grant of stock options to consultants, the Company recorded stock-based compensation expense of $8,000, $419,000 and $1.6 million for the period from March 20, 1998 (inception) to December 31, 1998, and for the years ended December 31, 1999, and 2000, respectively.

Estimated amortization of stock-based compensation for the years ended December 31, 2001, 2002 and 2003 is $6.6 million, $3.2 million and $1.1 million, respectively.

      401(k) Plan

The Company's employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The Company currently does not make matching or additional contributions to the 401(k) Plan on its employees' behalf.

      Employee stock purchase plan

In January 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"), which was subsequently amended in May 2000. A total of 1,500,000 shares of common stock will be made available under the Purchase Plan. The Purchase Plan provides for annual increases in the number of shares available for issuance of January 1st of each year, beginning in 2001, equal to the lesser of (i) 2% of the outstanding shares of common stock on the first day of the calendar year, (ii) 3,000,000 shares, or (iii) such other lesser amount as determined by the Board of Directors. The Purchase Plan is intended to qualify for preferential tax treatment and contains consecutive, overlapping 24-month offering periods. Each offering period includes four 6-month purchase periods. The offering periods generally start on the first trading day on or after February 1 and August 1 of each year, except for the first such offering period which will commence on the first trading day on or after the effective date of the offering and will end on the last trading day on or before January 31, 2001. The Purchase Plan permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase no more than 10,000 shares during any 6-month purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of Company common stock at the end of each 6-month purchase period. The price is 85% of the lower of the fair market value of the Company's common stock at the beginning of an offering period or after a purchase period ends.

11. Segment Information

The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Through December 31, 2000, international operations have not been significant in either revenues or investments in long-lived assets. Services offered are in the entertainment and media or enterprise industries. Entertainment and media revenues consist primarily of services offered to customers with content in music, sports, news, movies, and other forms of media for the entertainment of Internet end-users. Enterprise revenues are recognized from customers with content primarily consisting of internal and external corporate communications, training and development, and education. For the year ended December 31, 2000, revenues generated by enterprise customers comprised approximately 53% of revenues, whereas entertainment and media comprised the remaining 47%. For the year ended December 31, 1999, all revenues were for entertainment and media services.

                                                        1999              2000

On-Stage                                              $   110            $   680
On-Air                                                      9              1,427
On-Demand                                                   5              4,298
On-Target                                                  --                107
Other Services                                             25              2,071

                                                      -------            -------
Entertainment and Media                                   149              8,583
Enterprise                                                 --              9,550
                                                      -------            -------
Total Revenue                                         $   149            $18,133
                                                      =======            =======

12. Restructuring charge

During the fourth quarter of 2000, the Company recorded a charge of approximately $11.9 million for restructuring its operations. Components of the charge provided for the writedown of certain fixed assets to realizable value - $11.3 million; provision for closing four non-essential offices - $0.3 million and the severance of certain of the Company's employees - $0.3 million. During the fourth quarter, 24 employees, principally marketing and administration, were terminated. The restructuring was undertaken to improve the Company's operations by eliminating or consolidating costs. At December 31, 2000, the restructuring accrual was $0.3 million relating to office closures, the majority of which will be spent in 2001. The Company expects that the actions contemplated by the charge will be completed during 2001.