Form 10-Q
period 2001-03-31
IBEAM BROADCASTING CORP
filed 2001-05-15
CIK 1098570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

|_|              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ___________________

                        Commission File Number: 000-37258

                        ---------------------------------

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

                                 Yes |X| No |_|

The number of shares outstanding of the registrant's Common Stock as of May 1, 2001 was 127,414,432.

                         iBEAM BROADCASTING CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                         Page No
                                                                         -------

Item 1     Financial Statements:

           Condensed Consolidated Balance Sheets as of March 31, 2001
           and December 31, 2000 - (Unaudited)                              3

           Condensed Consolidated Statements of Operations for the Three
           Months Ended March 31, 2001 and 2000 - (Unaudited)               4

           Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2001 and 2000 - (Unaudited)               5

           Notes to Condensed Consolidated Financial Statements -
           (Unaudited)                                                      6

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        9

Item 3     Quantitative and Qualitative Disclosures about Market Risk      27

                           PART II - OTHER INFORMATION

Item 1.    Not applicable                                                  27

Item 2.    Changes in Securities and Use of Proceeds                       27

Item 3.-6. Not Applicable                                                  27

           Signature                                                       28

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         iBEAM BROADCASTING CORPORATION
                      Condensed Consolidated Balance Sheets
                            (unaudited, in thousands)

                                                       March 31,      December 31,
                                                         2001            2000
                                                       ---------       ---------
ASSETS
Current assets:
     Cash and cash equivalents ..................      $  30,113       $  62,342
     Short-term investments .....................          2,111           9,255
     Accounts receivable, net ...................          7,435           7,284
     Prepaid expenses and other current assets ..          4,636           8,717
                                                       ---------       ---------
          Total current assets ..................         44,295          87,598
Property and equipment, net .....................         68,054          63,777
Goodwill and intangible assets, net .............         47,235          51,210
Other assets ....................................          5,354           5,182
                                                       ---------       ---------
                                                       $ 164,938       $ 207,767
                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...........................      $  11,895       $   9,008
     Accrued liabilities ........................          6,749           9,180
     Restructuring reserve ......................          1,064             328
     Deferred revenue ...........................            424             489
     Current portion of capital lease obligations          8,256           8,727
                                                       ---------       ---------
          Total current liabilities .............         28,388          27,732
Capital lease obligations, net of current portion          9,662          11,164
                                                       ---------       ---------
          Total liabilities                               38,050          38,896
                                                       ---------       ---------

Minority interest ...............................          4,737           4,982
                                                       ---------       ---------

Stockholders' equity:
     Common stock, $0.0001 par value per share ..             13              13
     Additional paid-in capital .................        691,643         692,261
     Stockholders' notes receivable .............         (2,068)         (1,918)
     Unearned stock-based compensation ..........         (8,153)        (10,807)
     Accumulated other comprehensive income .....            727             605
     Accumulated deficit ........................       (560,011)       (516,265)
                                                       ---------       ---------
          Total stockholders' equity ............        122,151         163,889
                                                       ---------       ---------
                                                       $ 164,938       $ 207,767
                                                       =========       =========

     See accompanying notes to condensed consolidated financial statements.

                         iBEAM BROADCASTING CORPORATION
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                        Three Months
                                                                       Ended March 31,
                                                                 -------------------------
                                                                    2001            2000
                                                                 ---------       ---------
Revenue ...................................................      $   9,197       $     532
                                                                 ---------       ---------

Operating costs and expenses:
     Cost of revenue ......................................         19,575           7,130
     Engineering and development ..........................          4,631           3,904
     Selling, general and administrative ..................         21,091           7,076
     Amortization of goodwill and intangibles .............          3,975              --
     Amortization of stock-based compensation* ............          1,200           4,094
     Restructuring ........................................          1,995              --
                                                                 ---------       ---------
          Total operating costs and expenses ..............         52,467          22,204
                                                                 ---------       ---------
Loss from operations ......................................        (43,270)        (21,672)
Interest and other income (expense), net ..................           (148)            473
Interest expense ..........................................           (573)           (156)
Minority interest .........................................            245              --
                                                                 ---------       ---------
Net loss ..................................................        (43,746)        (21,355)
Deemed dividend related to preferred stock ................             --         (10,796)
                                                                 ---------       ---------
Net loss attributable to common stock .....................      $ (43,746)      $ (32,151)
                                                                 =========       =========

Net loss per share attributable to common stock - basic and
     diluted ..............................................      $   (0.36)      $   (3.04)
                                                                 =========       =========

Weighted average common shares outstanding ................        123,013          10,589
                                                                 =========       =========

* Allocation of amortization of stock-based compensation:
     Cost of revenue ......................................      $     211       $     989
     Engineering and development ..........................              9             680
     Selling, general and administrative ..................            980           2,425
                                                                 ---------       ---------
                                                                 $   1,200       $   4,094
                                                                 =========       =========

     See accompanying notes to condensed consolidated financial statements.

                         iBEAM BROADCASTING CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      -----------------------
                                                                                        2001           2000
                                                                                      --------       --------
Cash flows from operating activities:
     Net loss ..................................................................      $(43,746)      $(21,355)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization .........................................         7,126          2,067
         Amortization of goodwill and intangibles ..............................         3,975             --
         Amortization of stock-based compensation ..............................         1,200          4,094
         Minority interest .....................................................          (245)            --
         Issuance of common stock for services .................................            --             50
         Changes in assets and liabilities:
            Accounts receivable ................................................          (151)          (147)
            Prepaid expenses and other assets ..................................         3,908         (6,825)
            Accounts payable ...................................................         2,889          4,957
            Restructuring reserve ..............................................           736             --
            Accrued liabilities ................................................        (2,431)         2,308
            Deferred revenue ...................................................           (65)          (117)
                                                                                      --------       --------
              Net cash used in operating activities ............................       (26,804)       (14,968)
                                                                                      --------       --------
Cash flows from investing activities:
     Purchase of property and equipment ........................................       (10,683)       (21,768)
     Purchase of investments ...................................................            --         (7,003)
     Sale of investments .......................................................         7,144             --
     Notes receivable due from webcast.com .....................................            --        (10,000)
                                                                                      --------       --------
              Net cash used in investing activities ............................        (3,539)       (38,771)
                                                                                      --------       --------
Cash flows from financing activities:
     Issuance of convertible preferred stock ...................................            --         34,922
     Issuance of common stock ..................................................           726          4,084
     Common stock repurchased ..................................................           (40)            --
     Payment of capital lease obligations ......................................        (2,694)          (281)
                                                                                      --------       --------
              Net cash (used in) provided by financing activities ..............        (2,008)        38,725
                                                                                      --------       --------
Net decrease in cash and cash equivalents ......................................       (32,351)       (15,014)
Effect of exchange rates on cash ...............................................           122             --
Cash and cash equivalents at beginning of period ...............................        62,342         24,863
                                                                                      --------       --------
Cash and cash equivalents at end of period .....................................      $ 30,113       $  9,849
                                                                                      ========       ========
Supplemental non-cash investing and financing activities:
     Property and equipment purchased under capital lease obligations ..........      $    720       $  4,273
     Issuance of warrants ......................................................            --          2,750
     Deemed dividend related to preferred stock ................................            --         10,796

     See accompanying notes to condensed consolidated financial statements.

                         iBEAM BROADCASTING CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2001 and 2000 have been prepared by iBEAM Broadcasting Corporation (the "Company" or "iBEAM") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of December 31, 2000 have been derived from the annual audited financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended December 31, 2000, included in the Company's annual report on Form 10-K.

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

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $560.0 million as of March 31, 2001. The Company has completed several rounds of private equity financing and completed its initial public offering in May 2000 which raised $115.5 million, net of expenses. However, the Company has incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2000, the Company incurred a loss from operations of approximately $474.9 million, including a $310.0 million charge for impairment of goodwill, and negative cash flows from operations of approximately $96.1 million. For the quarter ended March 31, 2001, the Company incurred a loss from operations of approximately $43.3 million, and negative cash flows from operations of approximately $26.8 million. Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will continue because of costs and expenses related to brand development, marketing and other promotional activities, continued expansion of the Company's network infrastructure, expansion of product offerings and development of relationships with other businesses. The Company's operating plan requires it to raise additional capital to fund its future operations. Certain of these costs are discretionary and could be reduced if working capital decreased significantly. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other future interim period, and the Company makes no representations related thereto.

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

2. COMPREHENSIVE NET LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss differs from reported net loss as shown below (in thousands):

                                                    Three Months Ended March 31,
                                                       2001           2000
                                                     --------       --------
Net loss attributable to common stock                $(43,746)      $(32,151)
Currency translation adjustment                          (122)            --
                                                     --------       --------
Comprehensive loss attributable to common stock      $(43,868)      $(32,151)
                                                     ========       ========

3. REVENUE RECOGNITION

The Company recognizes revenue based on its broadcasting services, consisting primarily of On-Air(TM), On-Stage(TM), On-Demand(TM) and Activecast(TM).

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

Utilizing the On-Target application, the Company has the ability to enable insertion of advertisements into the content delivered in connection with the On-Air, On-Stage and On-Demand services. Revenue from advertising is recognized over the period the advertisements are delivered.

Other broadcast services such as encoding, production services, event management, acquisition services, hosting and custom web integration with chat and e-commerce tools are generally provided on a consulting basis on either hourly or fixed price billing over a period of 30 days or less. Revenue for these services is recognized upon completion of the services.

The Company is required to share 10%-20% of the revenue generated from the delivery of content from the On-Air, On-Stage and On-Demand services with certain Internet service providers ("ISPs"). The revenue share we pay to such ISPs is based on a percentage of the revenue we derive from content delivered through such ISPs' networks. The Company records gross revenue from On-Air, On-Stage and On-Demand services, because it acts as the principal in the transactions and is wholly responsible for the delivery of the services. In addition, the Company bears the risk of loss for collection from the customer. The Company records the revenue sharing amount as cost of revenue.

Cash payments received in advance of services provided are recorded as deferred revenue and are recorded as income in the period the services are provided.

Non-monetary transactions result from the exchange of streaming media services by the Company in return for the right to insert advertisements into the stream's broadcast. The Company records non-monetary transactions at fair value only when the Company has an established historical practice of selling similar services for cash. During the three months ended March 31, 2001, the Company recognized $930,000 of revenue from non-monetary transactions.

4. ENGINEERING AND DEVELOPMENT EXPENSE

Engineering and development costs are expensed as incurred, except for certain software development costs. In January 1999, the Company adopted Statement of Position ("SOP") 98-1, which requires software development costs associated with internal use software to be charged to operations until certain capitalization criteria are met. For the three months ended March 31, 2001, software development costs of approximately $1,784,000 were capitalized and included in property and equipment.

5. NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         -------------------------
                                                                            2001            2000
                                                                         ---------       ---------
Net loss attributable to common stock .............................      $ (43,746)      $ (32,151)
                                                                         =========       =========

Basic and diluted:
     Weighted average common shares outstanding ...................        127,044          18,132
     Weighted average unvested common shares subject to repurchase          (4,031)         (7,543)
                                                                         ---------       ---------
     Weighted average common shares used to compute basic and
     diluted net loss per share attributable to common stock ......        123,013          10,589
                                                                         =========       =========
Net loss per share attributable to common stock-basic and diluted .      $   (0.36)      $   (3.04)
                                                                         =========       =========

The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive (in thousands):

                                                                      March 31,   March 31,
                                                                        2001        2000
                                                                       ------      ------
      Convertible preferred stock upon conversion to common stock          --      66,489
      Unvested common shares subject to repurchase ..............       3,553       7,785
      Options and warrants to purchase common stock .............      18,785      13,767
                                                                       ------      ------
                                                                       22,338      88,041
                                                                       ======      ======

6. RESTRUCTURING

In the first quarter of 2001, the Company recorded a $2.0 million charge for restructuring. Components of the charge provided for the write-down of certain fixed assets to realizable value - $0.8 million; provision for office closings - $0.9 million; and for 34 terminated employees, principally in marketing and administration - $0.3 million. The restructuring was undertaken to improve operations by eliminating or consolidating costs. At March 31, 2001, the restructuring accrual amounted to $1.1 million relating to office closures, the majority of which will be spent in 2001. The Company expects that the actions contemplated by the charge will be essentially completed during 2001. The Company will record further restructuring charges of $1 million to $2 million in the second quarter associated with the reduction in work force of approximately 140 employees announced in April 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Our Internet broadcast network ("Broadcast Network") delivers streaming media services and solutions to the Enterprise and Entertainment and Media ("E&M") markets. To further expand our services to the Enterprise market, we have acquired: (1) in April 2000, webcasts.com, a provider of production consulting services and tools, whose services assist customers with integrating streaming media and e-commerce functions such as chat, e-commerce database links, and pay-per-view; (2) in July 2000, Server-Side Technologies, a provider of digital rights management solutions; and (3) in October 2000, NextVenue, a provider of streaming media services to the financial services and corporate enterprise markets.

iBEAM commenced operations in March 1998 and began offering streaming media delivery service in October 1999. Since our inception, we have incurred significant losses and as of March 31, 2001, we had an accumulated deficit of $560.0 million. We have not achieved profitability on a quarterly basis, and anticipate that we will continue to incur substantial net losses. We expect to incur significant engineering and development and sales, general and administrative expenses and, as a result, we will need to generate significant revenue to achieve profitability.

Our Revenue Model

We derive our revenue from charging customers for Internet streaming media services. We commercially introduced our services in October 1999. We currently have approximately 460 customers. We generate revenue from Enterprise customers through fixed price contracts and hourly rate or per event billings. We generate revenue from E&M customers based on one or more of the following, depending on the nature of the service provided: the volume of content delivered over our Broadcast Network, measured in megabytes transferred or bit rate per second; the volume of content stored on our Broadcast Network; the volume of content we encode for our customers; and cost-per-impression (for ad insertion).

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

Cost of Revenue

The cost of broadcasting Internet content includes both direct costs that vary with the volume of content delivered and relatively fixed indirect costs, such as staffing for a 24-hour Network Operations Center ("NOC"). The cost of production services is primarily related to manpower costs for delivery of those services.

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

Engineering and Development

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

Selling, General, and Administrative

Selling, general, and administrative expenses consist primarily of salaries and related payroll costs, advertising and promotional expenses, consulting fees, and legal and accounting services.

Amortization of Goodwill and Intangibles

Goodwill and intangibles are amortized over their respective estimated useful lives ranging from three to five years and relates to our acquisition of webcasts.com, Server-Side Technologies, and NextVenue in April, June, and October 2000, respectively, and the purchase of technology from SES/Astra in July 2000. During the fourth quarter of 2000, the Company recorded a $310 million impairment charge based on an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded.

Amortization of Stock-based Compensation

In connection with the grant of stock options to employees and consultants since inception, we recorded unearned stock-based compensation of $29.2 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Such an amount, net of amortization, is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable option. With regards to stock options granted to consultants, we re-value the associated stock-based compensation using the Black-Scholes option pricing model at each reporting date. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. We believe that the fair value of the stock options granted to consultants is more reliably measurable than the fair value of the services received, because we do not have records of time spent by our consultants, and we do not have the ability to ascertain what the fair market billing rates are for the consultants' work.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2001 and 2000

The results of operations related to webcasts.com, Server-Side Technologies and NextVenue are included in the Company's financial statements since the acquisition dates of April 2000, June 2000 and October 2000, respectively.

Revenue. Revenue increased by $8.7 million from $0.5 million in the first quarter of 2000 to $9.2 million in the first quarter of 2001. Fees for Enterprise and E & M customers accounted for 65% and 35%, respectively, of total revenue for the first quarter of 2001. As we continue to expand our network and as more companies distribute content over our network, we expect our revenue will increase in future periods.

Cost of revenue. Cost of revenue increased by $12.4 million from $7.1 million in the first quarter of 2000 to $19.6 million in the first quarter of 2001. This increase was primarily due to increases in all cost of revenue components such as: network bandwidth, satellite transmission, co-location, content acquisition expenses, network server and software depreciation, and salaries, bonuses, and related taxes as we expanded our Broadcast Network, added capacity, and assimilated the operations of acquired companies in 2000. Headcount included in cost of revenue increased from 56 at March 31, 2000 to 314 at March 31, 2001.

Engineering and development. Engineering and development expenses increased by $0.7 million in the first quarter of 2000 to $4.6 million in the first quarter of 2000 and 2001. Increases in salaries, bonuses, and related taxes as additional engineers were hired during 2001 in addition to the effects of salaries and related taxes of engineering and development functions in acquired operations and use of outside consultants were more than offset by additional amounts capitalized during the first quarter of 2001 as software development. Headcount included in engineering and development decreased from 103 at March 31, 2000 to 63 at March 31, 2001.

Selling, general and administrative. Selling, general and administrative expenses increased by $14.0 million from $7.1 million in the first quarter of 2000 to $21.1 million in the first quarter of 2001. This increase was primarily due to increases in salaries, commissions, bonuses and related taxes, travel and entertainment expenses, and advertising and promotional expenses in 2001. The increase resulted as we expanded our sales and marketing organization, promoted our Broadcast Network and began to provide infrastructure to support our growing operations. Bad debt expense recognized during the first quarter of 2001 also contributed to the increase. Headcount included in selling, general and administrative increased from 118 at March 31, 2000 to 177 at March 31, 2001.

Amortization of goodwill and intangibles. Amortization of goodwill and intangibles in 2001 was $4.0 million in the first quarter, resulting primarily from the acquisition of webcasts.com, Server-Side Technologies, and NextVenue and our purchase of technology from SES/Astra. We expect to amortize $11.9 million in the remainder of 2001, $15.1 million in 2002, $10.0 million in 2003, $6.3 million in 2004 and $3.9 million in 2005.

Amortization of stock-based compensation. Amortization of employee stock-based compensation was $1.2 million in the first quarter of 2001. The decrease was primarily due to the grant of stock options to newly hired employees and consultants, which were more than offset by credits due to employee terminations during the first quarter of 2001. We expect to amortize $4.2 million in the remainder of 2001, $2.9 million in 2002, $1.0 million in 2003 and $0.1 million in 2004, before giving effect to the April 2001 reduction in force.

Restructuring. In the first quarter of 2001, we recorded a $2.0 million charge for restructuring related to our operations. Components of the charge provided for the write-down of certain fixed assets to realizable value - $0.8 million; provision for office closings - $0.9 million; and for 34 terminated employees, principally in marketing and administration - $0.3 million. The restructuring was undertaken to improve operations by eliminating or consolidating costs. At March 31, 2001 the restructuring accrual amounted to $1.1 million relating to office closures, the majority of which will be spent in 2001. We expect that the actions contemplated by the charge will be essentially completed during 2001. We will record further restructuring charges in the second quarter associated with additional cost-saving initiatives, including the reduction in work force described below.

Interest and Other Income (Expense), net. Other income and expense, net, decreased from income of $0.5 million in 2000 to expense of $0.1 million in the first quarter of 2001. The decrease was primarily due to an increase in losses from disposal of assets in 2001.

Interest Expense. Interest expense increased from $0.2 million in 2000 to $0.6 million in the first quarter of 2001, primarily as a result of additional capitalized leases entered into or assumed through acquisitions completed subsequent to the first quarter of 2000.

Minority Interest. Minority interest was a benefit of $245,000 in the first quarter of 2001, representing the portion of losses from consolidated subsidiaries attributable to minority owners.

Income Taxes. We have incurred operating losses since inception in March 1998 and have significant net operating loss carryforwards for federal and state tax purposes. Accordingly, we did not record a provision for income taxes in 2000 or 2001.

Net Loss. Net loss increased by $22.4 million from $21.4 million in the first quarter of 2000 to $43.7 million in the first quarter of 2001. The increase in net loss is primarily attributable to goodwill amortization of $4.0 million, a restructuring charge of $2.0 million, amortization of stock-based compensation of $1.2 million, and a significant increase in operating expenses required to support growth in our revenues and expansion of our Broadcast Network and streaming media applications.

Costs and expenses in the first quarter of 2001 were higher than the Company anticipated. Management took steps in April 2001 to realign expenses more closely with revenue, in addition to the restructuring charge and associated actions taken during the first quarter. The Company announced an additional reduction in work force of approximately 140 employees, representing approximately 25% of the total employee base. Most of the reductions, which affected all functions and all levels, took place in April immediately following the announcement. As of April 30, 2001, the Company had 479 employees. The Company expects a second quarter charge associated with this action of approximately $1 million to $2 million. In addition, additional cuts in discretionary spending were also made in April 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of our capital stock and capital lease obligations. We have raised an aggregate of $233 million from the sale of our common and preferred stock through March 31, 2001, of which $115.5 million resulted from the initial public offering ("IPO") of our common stock in May 2000.

Net cash used in operating activities was $15.0 million for the three months ended March 31, 2000 and $26.8 million for the three months ended March 31, 2001. Cash used in operating activities for the three months ended March 31, 2001 was primarily due to our net loss of $43.7 million and a decrease in accrued liabilities of $1.7 million, offset in part by the amortization of stock-based compensation of $1.2 million, a decrease in prepaid expenses and other assets of $3.1 million, the amortization of goodwill and intangibles of $4.0 million, depreciation and amortization of $7.1 million, and an increase in accounts payable of $2.9 million.

Net cash used in investing activities was $38.8 million for the three months ended March 31, 2000, relating to the purchase of property and equipment. Net cash used in investing activities was $3.5 million for the three months ended March 31, 2001, relating primarily to the purchase of property and equipment of $10.7 million, partially offset by the sale of investments of $7.1 million.

Net cash flow provided by financing activities was $38.7 million for the three months ended March 31, 2000 compared to net cash used of $2.0 million for the three months ended March 31, 2001. Net cash provided by financing activities was the result of payments on our capital lease obligations of $2.7 million, partially offset by net proceeds from the sales of common stock of $0.9 million.

As of March 31, 2001, we had cash, cash equivalents and investments of $32.2 million. From inception to March 31, 2001, we had raised $233 million from the sale of common and preferred stock and $21.7 million from equipment lease lines that are repayable over periods of up to three years. We expect to make less than $15 million in capital investments in 2001, of which $10.7 million was incurred during the three months ended March 31, 2001. In addition, the Company will require significant capital to fund other operating expenses.

Based on our revised operating plan, we expect our existing cash resources will fund operations into the third quarter this year. The board of directors has authorized management to explore strategic alternatives to fund continued growth and enhance shareholder value. The Company has retained Morgan Stanley Dean Witter and Dresdner Kleinwort Wasserstein as lead and secondary advisers, respectively. We may not be able to effect these strategic alternatives, or obtain future equity or debt financing on favorable terms, if at all. Our inability to obtain additional capital on satisfactory terms may result in the Company not continuing as a going concern and could force us to cease operations no later than the third quarter of 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended, is effective for all quarters of all fiscal years commencing after June 15, 2000. The Company, to date, has not engaged in derivative and hedging activities, and accordingly, the adoption of SFAS No. 133, as amended, did not have a material impact on the financial reporting and related disclosures of the Company.

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

FORWARD-LOOKING INFORMATION

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements regarding our capital raising activities, our future cash requirements, the deployment of our streaming media services to the market, our ability to serve end users from the edge of the Internet, future revenues and growth, successful international expansion, the success of acquisitions and joint ventures, market position, customer growth and adoption of our services and products including newly introduced services and products. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward-looking statements as a result of the risks set forth in this report and, in particular, the risks discussed below under the caption "Risk Factors that May Affect Operating Results."

RISK FACTORS THAT MAY AFFECT OPERATING RESULTS

Our current cash will be exhausted in the third quarter of 2001. If we are unable to raise additional capital, reduce spending or generate sufficient revenues, we may be forced to cease operations no later than the third quarter of 2001.

      Based on our projected rate of cash consumption, our currently available cash will be exhausted in the third quarter of 2001. To conserve cash, we announced a reduction in force on April 23, 2001 of approximately 140 employees, or 25%
of our worldwide employee base, as well as additional cuts in discretionary spending and have implemented a plan to reduce discretionary costs. We have retained Morgan Stanley Dean Witter and Dresdner Kleinwort Wasserstein to assist us in seeking additional funding and strategic alternatives. If we are unable to raise additional cash, extend our currently available cash, or enter into a strategic transaction in the near future, we may be forced to implement additional and substantial reductions in force and may be unable to continue operations past the third quarter of 2001.

      We have incurred losses from operations since inception and have an accumulated deficit of approximately $560.0 million as of March 31, 2001. We completed several rounds of private equity financing prior to our IPO and completed our IPO in May 2000, which raised $115.5 million, net of expenses. For the quarter ended March 31, 2001, we incurred a loss from operations of approximately $43.3 million and negative cash flows from operations of approximately $26.8 million. Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will continue because of costs and expenses related to brand development, marketing and other promotional activities, expansion of product offerings, and development of relationships with other businesses. Whether or not we expand, reduce, or maintain the current configuration of our Broadcast Network is highly dependent upon the results of our current efforts to raise capital. Even if we are able to raise financing in the short term, our failure to generate sufficient revenues, raise additional capital or reduce discretionary spending over the long term could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

      The expansion and development of our business will require significant capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs. In the first quarter of 2001, we incurred $10.7 million in capital expenditures, including investments in servers, hosting centers, and our NOC, and we expect to incur significant and increasing losses.

      We may fail to generate sufficient cash flow from the sales of our services to meet our cash requirements. Our capital requirements may vary materially from those currently planned if, for example, we have to incur unforeseen capital expenditures, unforeseen operating expenses, and/or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. If we are successful in raising additional capital through the issuance of equity or equity-related securities, the percentage ownership of existing stockholders will likely be substantially diluted.

We are dependent on our Internet broadcasting services and applications, and our future revenue depends on their commercial success.

      Our revenue growth depends materially on the commercial success of our Internet broadcasting services and applications. Customer demand for streaming media services and applications such those offered by iBEAM is difficult to predict. We have seen some of our customers go out of business in 2000 and in the first quarter of 2001. However, none of them represented more than 12% of our annual revenue for 2000. Because we are in a period where the business models of our actual and potential customers are often untried or unproven, it is very difficult for us to predict our future revenues. Our revenue growth will materially depend on the extent to which our customers' business models create sustainable demand for our services and applications. In addition, failure of our current and planned services and applications to operate as expected or the occurrence of any service interruptions or technical problems with our Broadcast Network could delay or prevent customer acceptance of our services. If our target customers do not adopt and purchase our current and planned services, our revenue will not grow significantly, and we may not become profitable as a result.

We had operating losses of $474.9 million and $43.3 million for the year ended December 31, 2000 and the quarter ended March 31, 2001, respectively, and our accumulated deficit was $560.0 million as of March 31, 2001. We will need to increase our revenues significantly to achieve profitability.

      We have never been profitable. We had operating losses of $474.9 million and $43.3 million for the year ended December 31, 2000 and the quarter ended March 31, 2001, respectively, and our accumulated deficit was $560.0 million as of March 31, 2001. Considering that operating expenses are expected to increase in future periods, we will need to increase our revenue significantly to achieve profitability. In the first quarter of 2001, we incurred capital expenditures of $10.7 million. We may continue to incur increasing operating losses in the future.

      We cannot be certain that our revenue will grow or that we will achieve sufficient revenue to achieve profitability. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have large fixed expenses, and we expect to continue to incur significant and increasing sales and marketing, product development, administrative, and other expenses, including bandwidth fees related to our Broadcast Network. As a result, we will need to generate significantly higher revenues to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, we may not become profitable.

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

      Our agreements with larger ISPs are critical to the success of our business plan, because through these agreements, we gain access to large numbers of end users that we can reach via satellite rather than through land-lines. Our agreements with high speed Internet access providers are important because through these agreements we can reach end users with high-speed or "broadband" connections from the edge of the Internet. These end users tend to access greater volumes of streaming content. Unless we can reach large numbers of end users through our edge network, our services will not be attractive to many content providers. In order to secure agreements with large ISPs and high speed Internet access providers, in some instances we have agreed to share between 10% and 20% of the revenue we derive from content delivered through their networks. We have also agreed to make non-refundable prepayments to ISPs in the amount of $5.5 million, of which $4.25 million has been paid as of March 31, 2001.

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

      Our Broadcast Network is highly complex and is deployed in complex environments. As a result of testing conducted to date, we and our customers have from time to time discovered errors and defects in our software. Since we commenced offering our services in October 1999, we have experienced four network outages, one of which was due to failure of our network software and three of which were due to outages of third party land-line network services providers. We have not experienced a network outage since July 1, 2000. We may continue to experience problems with our software. Outages that have occurred to date have resulted in between one and nine hours of network downtime which prevented us from delivering our services to our customers. These downtimes resulted in lost revenues for usage not billed during down periods. In April 2001, we completed our network redundancy project, which is intended to reduce recurrences of general network failures and loss of revenues resulting from outages.

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

            As competition in the Internet broadcasting market continues to intensify, new solutions will come to market. We are aware of other companies that are focusing or may in the future focus significant resources on developing and marketing products and services that will compete with ours. We believe our competitors primarily come from two market segments:

      o Internet webcasting companies that deliver streaming media through land-line networks, such as Akamai, Digital Island, and Real Networks; and

      o Internet production and event services companies, such as Yahoo!Broadcast.com.

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

            We are currently pricing our services at levels that exceed our direct variable costs but are insufficient to cover indirect costs such as our NOC and billing system. There is no assurance that our revenues will increase to cover our increasing indirect costs, or that we have accurately estimated indirect costs. If we fail to increase revenues, we may not be able to achieve profitability.

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

We face a number of risks related to our acquisitions of NextVenue, webcasts.com, Server-Side Technologies and the assets of TalkPoint Communications, and we may face similar risks in the future if we acquire other businesses or technologies.

            We acquired webcasts.com in April 2000, Server-Side Technologies in June 2000, NextVenue in October 2000, and the assets of TalkPoint Communications in April 2001. If we are unable to continue to effectively integrate these companies' products, personnel, and systems, our business and operating results are likely to suffer.

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

            As a result of the webcasts.com, Server-Side Technologies, and NextVenue acquisitions, and the purchase of technology from SES, we recorded goodwill during 2000 of approximately $399.5 million which is being amortized over its estimated useful life of three to five years. During the fourth quarter of 2000, we recorded a $310 million impairment charge based on an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded. Goodwill amortization recorded during 2000 and the first quarter of 2001 was $42.3 million. The remaining $47.2 million of goodwill is expected to be amortized as follows: $12 million during the remainder of 2001, $15 million in 2002, $10 million in 2003, $6 million in 2004, and $4 million in 2005.

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

            From our inception through the fourth quarter of 2000, we grew rapidly by hiring new employees and by expanding our services. As of March 31, 1999, we had 40 employees. As of December 31, 2000, we had 567 employees. As of March 31, 2001, we had 554 employees. The acquisitions of webcasts.com and Server-Side Technologies added 94 employees, the acquisition of NextVenue added 120 employees, and the acquisition of the assets of TalkPoint Communications in April 2001 added 9 employees. However, due to restructuring activities that occurred during the first quarter of 2001, we have now materially reduced our workforce. As of April 30, 2001, the date for complete implementation of first quarter restructuring plan, we had 479 employees. Our ability to offer our services and implement our business plan in a rapidly evolving market with a reduced workforce will require an effective planning and management process. If we fail to do the following, our business may suffer:

      o Provide competitive levels of service and deliver to the market new and improved products and services using a reduced workforce;

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

            The build-out of our Broadcast Network is substantially complete, though we will incur significant expense in the future in order to strategically expand the Broadcast Network and to periodically update the equipment and software that comprises the Broadcast Network. We will also incur significant expense in order to accelerate engineering and development, expand our sales and marketing operations, broaden our customer support capabilities and continue to develop new distribution channels. We also plan to expand our general and administrative functions to address the increased reporting and other administrative demands resulting from our IPO and the increasing size of our business. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue for the reasons set forth above, or for any other reason, could cause significant variations in our operating results from quarter to quarter and could result in substantially operating losses.

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

            Our customer base is limited and highly concentrated. In the three months ended March 31, 2001, Bristol Myers Squibb and MTVi represented 6% and 8%, respectively, of our revenue. We expect that the majority of our revenue will continue to depend on sales of our products to a small but growing number of customers. If current customers do not continue to place significant orders, we may not be able to replace these orders. In addition, any downturn in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. Sales to any single customer may vary significantly from quarter to quarter.

We expect to amortize stock-based compensation expense of $4.2 million in the remainder of 2001, $2.9 million in 2002, $1.0 million in 2003 and $0.1 million in 2004, before giving effect to the April reduction in force, which will decrease our net earnings during these periods.

            In connection with the grant of stock options to employees and consultants for the period from March 20, 1998 to March 31, 2001, we recorded unearned stock-based compensation of $29.2 million, of which $12.7 million and $1.2 million was amortized during the year ended December 31, 2000 and the three months ended March 31, 2001, respectively. If our stock price increases, the amount of stock-based compensation related to stock option grants to consultants would increase as the fair value of these grants is re-measured at each reporting date using a Black-Scholes option pricing model. These expenses will increase our losses during each of these periods and delay our ability to achieve profitability.

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

            In May 2000, we entered into an agreement with Pacific Century CyberWorks ("PCCW") to establish a joint venture, named iBEAM Asia, to introduce our services in Asia. In July 2000, we entered into an agreement with SES/Astra to establish a joint venture, named iBEAM Europe, to introduce our services in Europe. In order to bring our services to these regions, the joint ventures will need to deploy a network of servers, which will involve large capital expenditures and operating expenses. We initially expect to incur approximately 90% of the operating losses of iBEAM Asia and 66 2/3% of the operating losses of iBEAM Europe. We expect our ownership interests, and therefore our share of the operating losses or profits of the joint ventures, to decline in the future as the joint ventures raise additional funding through sales of equity interests to third parties, which would dilute our interests. iBEAM Asia began delivering content to end users in 2000. However, iBEAM Asia has suspended business and currently has no employees, cash, or equipment in operation. We are renegotiating our relationship with PCCW. We expect iBEAM Europe to begin delivering content in the second quarter of 2001. In connection with the formation of the joint ventures, we contributed $1.1 million to iBEAM Asia and $10 million to iBEAM Europe. We expect that the joint ventures will be funded thereafter from independent third party sources. We may decide to provide additional financing to the joint ventures in the future if the joint ventures are unable to raise additional funding from third parties on favorable terms.

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

            The market for technology stocks has been extremely volatile. Our stock price has significantly declined since our IPO in May 2000, which we believe, in part, to be the result of general overall market weakness, our current cash position, the length of time we have been engaged in capital raising efforts, and more specifically the revaluation of companies with which we compete and on whose relative value our offering price was based. The following factors could cause the market price of our common stock in the public market to fluctuate significantly:

      o     Our failure to raise additional capital;

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

Insiders beneficially own approximately 29% of our outstanding common stock as of May 1, 2001, which could limit our investors' ability to influence the outcome of key transactions, including changes of control.

            Our executive officers and directors, together with Accel Partners and Crosspoint Venture Partners, each of which is an entity affiliated with one of our directors, own in the aggregate approximately 29% of our outstanding common stock as of May 1, 2001. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

            In addition, Microsoft, which owns approximately 6.3% of our common stock as of May 1, 2000, has agreed to vote its securities as directed by our board of directors in any merger in which more than 50% of our voting power is transferred or in a sale of substantially all of our assets. This obligation lapses if and when Microsoft owns less than 5% of our voting power. Microsoft, Sony, Pacific Century CyberWorks, America Online, Excite@Home and Covad have each also agreed not to acquire more than 15% of our voting stock at any time before the end of April 2005 without our permission. Our agreement with these stockholders could make it more difficult for a third party or one of these entities to acquire us, even if doing so would be beneficial to our stockholders.

The sale of a substantial number of shares of common stock could cause the market price of our stock to decline.

      Sales of a substantial number of shares of our common stock in the public market or to one or more private investors, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. We have 127,414,352 shares outstanding as of May 1, 2001. Of these shares, 125,030,356 are either freely tradable in the public market without restriction or are tradeable in the public market subject only to volume, manner of sale, and notice requirements of Rule 144 under the Securities Act. The remaining 2,383,996 shares are also limited by resale restrictions.

      As of the date hereof, we also have approximately 15,836,931shares subject to outstanding options under our stock option plans, and approximately 7,573,035 shares are available for future issuance under these plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans and the 1,155,465 shares of common stock reserved for issuance under the iBEAM Employee Stock Purchase Plan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We offer our services primarily in the United States and we provide limited services in Asia. However, iBEAM Asia has suspended business and currently has no employees, cash, or equipment in operation. We have not commenced operations in Europe to date but plan to do so in the second quarter of 2001. As a result, our financial results could be affected by factors including weak economic conditions in foreign markets and foreign currency fluctuations. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the short-term nature of our investments, we believe that there is no material interest rate risk; therefore, no quantitative tabular disclosures are required.

                          PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

For a discussion of pending legal proceedings, please see our Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2. Changes in Securities and Use of Proceeds

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

In addition to funding operating losses since the completion of the IPO, to date we have used the net proceeds of the IPO and preferred stock rounds for general corporate purposes, including working capital and capital expenditures, and funding of our joint ventures. We expect to use a portion of the remaining proceeds to fund current and future operating losses. Net cash used in operating activities for the year ended December 31, 2000 was $96.1 million. We also have spent approximately $43 million during the year ended December 31, 2000, and an additional $10.7 millions during the three months ended March 31, 2001 for capital expenditures, excluding property and equipment acquired through capital leases, primarily for the purpose of expanding our network operations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, or product offerings, although to date our acquisitions have been funded through issuance of additional common stock. Our management will retain broad discretion in the allocation of the remaining proceeds from our IPO and preferred stock rounds.

ITEM 3. - 6. Not Applicable

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                iBEAM BROADCASTING CORPORATION


                                By: /s/ Geoff Ribar
                                   ---------------------------
                                   Geoff Ribar
                                   Vice President and Chief Financial Officer

                                 Date: May 15, 2001