Form 10-Q
period 2001-06-30
IBEAM BROADCASTING CORP
filed 2001-08-14
CIK 1098570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  |X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of July 24, 2001, there were 128,114,715 shares of the Registrant's common stock outstanding and 2,400,939 shares of the Registrant's preferred stock outstanding, which are convertible into 240,093,900 shares of common stock.

                         iBEAM BROADCASTING CORPORATION

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                         Page No
                                                                         -------
Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets as of June 30, 2001
            and December 31, 2000 - (Unaudited)                             3

            Condensed Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 2001 and 2000 -
            (Unaudited)                                                     4

            Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2001 and 2000 - (Unaudited)           5

            Notes to Condensed Consolidated Financial Statements -
            (Unaudited)                                                     6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk      29

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                               29

Item 2.     Changes in Securities and Use of Proceeds                       30

Item 3.-5.  Not Applicable                                                  30

Item 6.     Exhibits and Reports on Form 8-K                                31

            Signature                                                       32

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         iBEAM BROADCASTING CORPORATION
                     Condensed Consolidated Balance Sheets
                           (Unaudited, in thousands)

                                                      June 30,    December 31,
                                                        2001          2000
                                                      ---------   ------------
ASSETS

Current assets:
     Cash and cash equivalents......................  $   2,300     $  62,342
     Short-term investments.........................          -         9,255
     Accounts receivable, net.......................      5,343         7,284
     Prepaid expenses and other current assets......      3,949         8,717
                                                      ---------     ---------
        Total current assets........................     11,592        87,598

Property and equipment, net.........................     62,040        63,777
Goodwill and intangible assets, net.................     32,829        51,210
Other assets........................................     12,353         5,182
                                                      ---------     ---------
                                                      $ 118,814     $ 207,767
                                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...............................  $  18,985     $   9,008
     Accrued liabilities............................      8,883         9,180
     Restructuring reserve..........................      1,477           328
     Deferred revenue...............................        412           489
     Current portion of capital lease obligations...      7,013         8,727
                                                      ---------     ---------
        Total current liabilities...................     36,770        27,732
Capital lease obligations, net of current portion...      5,140        11,164
                                                      ---------     ---------
        Total liabilities                                41,910        38,896
                                                      ---------     ---------
Contingencies (See Note 8)
Minority interest...................................      3,765         4,982
                                                      ---------     ---------

Stockholders' equity:
     Common stock, $0.0001 par value per share......         13            13
     Additional paid-in capital.....................    688,572       692,261
     Stockholders' notes receivable.................       (418)       (1,918)
     Unearned stock-based compensation..............     (5,555)      (10,807)
     Accumulated other comprehensive income.........        113           605
     Accumulated deficit............................   (609,586)     (516,265)
                                                      ---------     ---------
        Total stockholders' equity..................     73,139       163,889
                                                      ---------     ---------
                                                      $ 118,814     $ 207,767
                                                      =========     =========

     See accompanying notes to condensed consolidated financial statements.

                         iBEAM BROADCASTING CORPORATION
                Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                                     Three months ended                 Six months ended
                                                                          June 30,                          June 30,
                                                              ------------------------------    -------------------------------
                                                                   2001             2000             2001              2000
                                                              --------------    ------------    --------------     ------------
Revenue.....................................................        $  6,857        $  3,380          $ 16,054         $  3,912
                                                              --------------    ------------    --------------     ------------

Operating costs and expenses:
     Cost of revenue........................................          17,442          10,748            37,016           17,878
     Engineering and development............................           3,177           4,755             7,808            8,659
     Selling, general and administrative....................          15,243          12,829            36,334           19,905
     Amortization of goodwill and intangibles...............           3,975           5,287             7,950            5,287
     Amortization of stock-based compensation*..............           1,080           3,646             2,280            7,740
        Restructuring.......................................          15,659              --            17,654               --
                                                              --------------    ------------    --------------     ------------
          Total operating costs and expenses................          56,576          37,265           109,042           59,469
                                                              --------------    ------------    --------------     ------------
Loss from operations........................................         (49,719)        (33,885)          (92,988)         (55,557)
Interest and other income (expense), net....................              17             983             (132)            1,457
Interest expense............................................            (845)           (178)           (1,418)            (335)
Minority interest...........................................             972              --             1,217               --
                                                              --------------    ------------    --------------     ------------
Net loss....................................................         (49,575)        (33,080)          (93,321)         (54,435)
Deemed dividend related to preferred stock..................              --              --                --          (10,796)
                                                              --------------    ------------    --------------     ------------
Net loss attributable to common stock.......................        $(49,575)       $(33,080)         $(93,321)        $(65,231)
                                                              ==============    ============    ==============     ============

Net loss per share attributable to common stock -
    basic and diluted.......................................        $  (0.40)       $  (0.61)         $  (0.77)        $  (2.01)
                                                              ==============    ============    ==============     ============
Weighted average common shares outstanding..................         122,532          54,625           121,679           32,414
                                                              ==============    ============    ==============     ============

* Allocation of amortization of stock-based compensation:
     Cost of revenue........................................        $    134        $  1,049         $    345          $  2,038
     Engineering and development............................              96             769              105             1,449
     Selling, general and administrative....................             850           1,828            1,830             4,253
                                                              --------------    ------------    -------------      ------------
                                                                    $  1,080        $  3,646         $  2,280          $  7,740
                                                              ==============    ============    =============      ============

     See accompanying notes to condensed consolidated financial statements.

                         iBEAM BROADCASTING CORPORATION
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                                  2001           2000
                                                                                                ---------      ---------
Cash flows from operating activities:
     Net loss............................................................................       $ (93,321)     $ (54,435)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization...................................................          14,453          5,660
         Amortization of goodwill and intangibles........................................           7,950          5,287
         Amortization of stock-based compensation........................................           2,280          7,740
         Restructuring charges...........................................................          16,488             --
         Minority interest...............................................................          (1,217)            --
         Issuance of common stock for services...........................................              --             50
         Changes in assets and liabilities:
            Accounts receivable..........................................................           1,941         (1,288)
            Prepaid expenses and other assets............................................           1,744         (6,329)
            Accounts payable and accrued liabilities.....................................           9,679          4,584
            Restructuring reserve........................................................            (232)            --
            Deferred revenue.............................................................             (77)          (286)
                                                                                                ---------      ---------
               Net cash used in operating activities.....................................         (40,312)       (39,017)
Cash flows from investing activities:
     Purchase of property and equipment..................................................         (13,998)       (33,366)
     Restricted cash.....................................................................          (6,820)            --
     Purchase of investments.............................................................              --        (22,868)
     Sale of investments.................................................................           9,255          3,997
     Cash received from acquisitions.....................................................              --          7,708
     Notes receivable due from webcasts.com..............................................              --        (10,000)
              Net cash used in investing activities......................................         (11,563)       (54,529)
                                                                                                ---------      ---------
Cash flows from financing activities:
     Issuance of convertible preferred stock.............................................              --         49,922
     Issuance of common stock............................................................             823        117,717
     Common stock repurchased............................................................             (40)            --
     Payment of capital lease obligations................................................          (8,458)        (1,302)
                                                                                                ---------      ---------
              Net cash (used in) provided by financing activities........................          (7,675)       166,337
                                                                                                ---------      ---------
Net increase/(decrease) in cash and cash equivalents.....................................         (59,550)        72,791
Effect of exchange rates on cash.........................................................            (492)            --
Cash and cash equivalents at beginning of period.........................................          62,342         24,863
                                                                                                ---------      ---------
Cash and cash equivalents at end of period...............................................       $   2,300      $  97,654
                                                                                                =========      =========
Supplemental non-cash investing and financing activities:
     Property and equipment purchased under capital lease obligations....................       $     720      $   6,457

     Issuance of warrants................................................................              --      $   3,000

     Deemed dividend related to preferred stock..........................................              --      $  10,796
     Purchase of webcasts.com and SST....................................................              --      $  88,375

     See accompanying notes to condensed consolidated financial statements.

                         iBEAM BROADCASTING CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2001 and 2000 have been prepared by iBEAM Broadcasting Corporation (the "Company" or "iBEAM") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of December 31, 2000, have been derived from the annual audited financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended December 31, 2000, included in the Company's annual report on Form 10-K.

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

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $609.6 million as of June 30, 2001. The Company completed its initial public offering in May 2000 which raised $115.5 million, net of expenses. The Company has also completed several rounds of private equity financing, including a recent transaction which closed on July 10, 2001, whereby four investors purchased an aggregate of 2,400,939 shares of Series A convertible preferred stock of the Company for $30 million in cash and $10 in future in-kind services. However, the Company has incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2000, the Company incurred a loss from operations of approximately $474.9 million, including a $310.0 million charge for impairment of goodwill, and negative cash flows from operations of approximately $96.1 million. For the six months ended June 30, 2001, the Company incurred a loss from operations of approximately $93.0 million, and negative cash flows from operations of approximately $40.3 million. Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will continue because of costs and expenses related to brand development, marketing and other promotional activities, expansion of product offerings and development of relationships with other businesses. The Company's operating plan requires it to raise additional capital to fund its future operations. Certain of the Company's costs are discretionary and could be reduced if working capital decreased significantly. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or any other future interim period, and the Company makes no representations related thereto.

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

2. COMPREHENSIVE LOSS

Comprehensive loss, as defined by generally accepted accounting principles, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss differs from reported net loss as shown below (in thousands):

                                       Three Months Ended June 30,   Six Months Ended June 30,
                                             2001       2000            2001          2000
                                       -------------------------------------------------------
Net loss attributable to common stock     $(49,575)   $(33,080)      $(93,321)     $(65,231)
Currency translation adjustment               (614)         --           (492)           --
                                       -------------------------------------------------------
Comprehensive loss attributable to
common stock                              $(50,189)   $(33,080)      $(93,813)     $(65,231)
                                       =======================================================

3. REVENUE RECOGNITION

The Company recognizes revenue based on its broadcasting services, consisting primarily of 24x7 Live Streaming Service(TM) (formerly On-Air(TM), Live Event Streaming Service(TM) (formerly On-Stage(TM), Media On-demand ServiceTM (formerly On-Demand(TM) and Activecast(TM).

24x7 Live Streaming is a service that provides the customer with the ability to transfer live content 24 hours a day, 7 days a week. 24x7 Live Streaming services are provided under contracts that typically last for a period of three to twelve months. These services are billed based upon either the peak capacity purchased, which is expressed as the maximum volume that can be delivered per second, or upon actual usage, which is the total amount of megabytes transferred in the month. These contracts may also provide for minimum monthly fees. Revenue for these services is recognized as the service is provided.

Live Event Streaming services are provided under contracts that typically relate to a single event. These services are billed based upon the peak capacity purchased which is the maximum megabits delivered per second per event, or upon actual usage, which is the total amount of megabits transferred. These contracts may also provide for minimum fees. Revenue for these services is recognized as the service is provided.

Media On-demand is a service that allows the customer to store content on the Company's network ("Broadcast Network"), which can then be accessed by end users at any time. This service is provided under contracts that typically last for a period of three to twelve months. There are two streams of revenue associated with this service. First, there is a fee for the amount of content stored, measured in gigabytes per month. Second, there is a charge for the amount of content delivered to end users which is billed based upon either the peak capacity purchased, which is the maximum megabits delivered per second, or upon actual usage, which is the total amount of megabytes transferred in the month. These contracts may also provide for minimum monthly fees. Revenue for these services is recognized as the service is provided.

Activecast services incorporate video, slides/graphics, audience polling, chat and commerce into an interactive webcast delivered across the Company's Broadcast Network. These services are billed based upon fixed price billings and may include an additional charge for megabits transferred. Revenue for these services is recognized as the service is provided.

Utilizing the Advertising Agent ServiceTM, the Company has the ability to enable insertion of advertisements into the content delivered in connection with Media On-demand services. Advertisements can also be inserted prior to the start and after the completion of any stream in connection with the 24x7 Live Streaming or Live Event Streaming services. Revenue from advertising is recognized over the period the advertisements are delivered.

Other broadcast services such as encoding, production services, event management, acquisition services, hosting and custom web integration with chat and e-commerce tools are generally provided on a consulting basis on either hourly or fixed price billing over a period of 30 days or less. Revenue for these services is recognized upon completion of the services.

The Company is required to share 10%-20% of the revenue generated from the delivery of content from the 24x7 Live Streaming, Live Event Streaming and Media On-demand services with certain Internet service providers ("ISPs"). We have also agreed to make non-refundable prepayments to ISPs in the amount of $5.5 million, of which $4.5 million has been paid as of June 30, 2001. The revenue share we pay to such ISPs is based on a percentage of the revenue we derive from content delivered through such ISPs' networks. The Company records gross revenue from 24x7 Live Streaming, Live Event Streaming and Media On-demand services, because it acts as the principal in the transactions and is wholly responsible for the delivery of the services. In addition, the Company bears the risk of loss for collection from the customer. The Company records the revenue sharing amount as cost of revenue.

Cash payments received in advance of services provided are recorded as deferred revenue and are recorded as income in the period the services are provided.

Non-monetary transactions result from the exchange of streaming media services by the Company in return for the right to insert advertisements into the stream of the broadcast. The Company records non-monetary transactions at fair value only when the Company has an established historical practice of selling similar services for cash. During the three and six months ended June 30, 2001, the Company recognized $260,000 and $1.2 million, respectively, of revenue from non-monetary transactions. There were no non-monetary transactions in the three and six months ended June 30, 2000.

                          Three Months Ended June 30,  Six Months Ended June 30,
                                 2001          2000         2001           2000
                          ------------------------------------------------------
24 x 7 Live Streaming            $ 210          $238      $   626         $  382
Live event Streaming               180           225          726            357

Media On-Demand                  1,822         1,072        3,987          1,285

Other                               71            --          142             --
                          ------------------------------------------------------
Enterprise                       4,574         1,845       10,573          1,888

Entertainment and Media          2,283         1,535        5,482          2,024
                          ------------------------------------------------------
Total Revenues                  $6,857        $3,380      $16,054         $3,912
                          ======================================================

4. ENGINEERING AND DEVELOPMENT EXPENSE

Engineering and development costs are expensed as incurred, except for certain software development costs. In January 1999, the Company adopted Statement of Position ("SOP") 98-1, which requires software development costs associated with internal use software to be charged to operations until certain capitalization criteria are met. For the three and six months ended June 30, 2001, software development costs of approximately $1.2 million and $3.0 million, respectively, were capitalized and included in property and equipment.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                     Three Months Ended       Six Months Ended
                                                                          June 30,                June 30,
                                                                   ---------------------    ---------------------
                                                                      2001        2000         2001        2000
                                                                   ---------    --------    ---------    --------

Net loss attributable to common stock.........................     $ (49,575)   $(33,080)   $ (93,321)   $(65,231)
                                                                   =========    ========    =========    ========

Basic and diluted:
     Weighted average common shares outstanding...............       127,036      62,121      127,191      40,887
     Weighted average unvested common shares subject to
     repurchase...............................................        (4,504)     (7,496)      (5,512)     (8,473)
                                                                   ---------    --------    ---------    --------
     Weighted average common shares used to compute basic
     and diluted net loss per share attributable to common
     stock....................................................       122,532      54,625      121,679      32,414
                                                                   =========    ========    =========    ========
Net loss per share attributable to common stock-basic and
diluted.......................................................     $   (0.40)   $  (0.61)   $   (0.77)   $  (2.01)
                                                                   =========    ========    =========    ========

The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive (in thousands):

                                                        June 30,      June 30,
                                                         2001           2000
                                                     ------------  -------------

  Unvested common shares subject to repurchase.....         3,282          7,190
  Options and warrants to purchase common stock....        21,453         16,787
                                                     ------------  -------------
                                                           24,735         23,977
                                                     ============  =============

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

In the second quarter of 2001, the Company recorded a $15.7 million charge for restructuring. Components of the charge provided for the write-down of certain fixed assets and purchased technology to realizable value - $13.5 million; for the write-off of certain prepaid expenses upon termination of co-location agreements of $0.8 million; and for 119 terminated employees - $1.4 million. The restructuring was undertaken to improve operations by eliminating or consolidating costs. At June 30, 2001, the restructuring accrual amounted to $1.5 million relating to office closures and severance, the majority of which will be spent in 2001. The Company expects that the actions contemplated by the charge will be essentially completed during 2001.

7. STOCK-BASED COMPENSATION

During the quarter ended June 30, 2001, the Company issued options for 2.6 million shares at an exercise price of $0.105 per share, and options for 688,000 shares at an exercise price of $0.17 per share. Since the exercise price for these options was below fair market value on the dates of grant, the Company recorded deferred stock-based compensation of $1.1 million, which will be amortized over the vesting period of the options.

8. CONTINGENCIES

In addition to the following, the Company is a party to other non-material legal proceedings as well as other legal proceedings which have been previously disclosed in which no material developments took place during the second quarter of 2001.

On June 19, 2001, Activate.net Corporation ("Activate.net") filed a lawsuit in the United States District Court, Western District of Washington at Seattle, against us alleging false designation of origin and unfair competition entitled Activate.net Corporation v. iBEAM Broadcasting Corporation, No. C01-914R. Activate.net claims that our mark Activecast is confusingly similar to its family of trademarks, and that our continued use of the mark Activecast is causing serious and irreparable harm to Activate.net. Thus, Activate.net seeks an injunction against our use of the mark Activecast as well as unspecified damages. We intend to defend this action vigorously, however, litigation is inherently uncertain, and we may not prevail against Activate.net. Should Activate.net prevail with this lawsuit, we could be required to cease use of the mark Activecast and/or pay unspecified damages. On July 25, 2001, we filed our answer to the complaint, asserting various affirmative defenses.

On June 27, 2001, Societe Europeenne Des Satellites, SA ("SES") and SES Capital Belgium SA made an application for and were granted an injunction against several defendants, including iBEAM Europe Limited ("iBEAM Europe") and the Company in the Chancery Division of the High Court of Justice in London, England. The injunction prohibited any defendant from making any payment from iBEAM Europe's bank accounts until July 4, 2001, based on an affidavit which purported that the payment of approximately US$4,400,000 made on May 16, 2001, to the Company was in breach of certain agreements between SES and the Company. On June 29, 2001, SES issued Claim No. HC 01002800 in the same Court which alleged that a certain bank mandate was invalid and requested that an accounting be made of all payments authorized pursuant to such bank mandate. The Company has cooperated with the audit procedures conducted by SES regarding payments made by iBEAM Europe to the Company and to SES. As a result of the above injunction, the Company has reclassified the $6.8 million held in iBEAM
Europe's bank accounts to restricted cash within long term other assets.

There can be no assurance that any complaints discussed above will be resolved without costly litigation, or in a manner that is not materially adverse to the Company's financial position, results of operations, or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

9. CONVERTIBLE PREFERRED STOCK

Pursuant to a Stock Purchase Agreement by and among Williams Communications, LLC, Allen & Company Incorporated, Touch America Inc., and Lunn iBEAM, LLC (collectively, the "Investors") and the Company dated June 24, 2001 (the "Stock Purchase Agreement"), the Investors purchased an aggregate of 2,400,939 shares of the Company's Series A convertible preferred stock which is initially convertible into 240,093,900 shares of the Company's common stock for $30 million in cash and $10 million in in-kind services (the "Transaction").

Each share of preferred stock is voted as if it had been converted into common stock. At this time, each share of preferred stock has 100 votes on each matter calling for a vote of stockholders.

Subsequent to the Transaction, there were 7,599,061 remaining authorized shares of preferred stock, par value $0.0001 per share. The rights and preferences of the Series A convertible preferred stock are set forth in the Certificate of the Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock of iBEAM Broadcasting Corporation which is filed as Exhibit 4.1 to this Form 10-Q.

The Series A convertible preferred stock is entitled to 10% cumulative preferential dividends as well as any dividends declared on the common stock as if the Series A convertible preferred stock had been converted into shares of common stock. The Series A convertible preferred stock is convertible into shares of common stock at a conversion price of $0.1666, subject to anti-dilution provisions. Further, the Series A convertible preferred stock is mandatorily redeemable on July 9, 2011, and may be redeemed at the Company's option at any time after July 9, 2006.

On July 10, 2001, the closing date of the Transaction, the closing price for the Company's common stock was $0.21 per share. The Series A convertible preferred stock is initially convertible into 240,093,900 shares of the Company's common stock at a conversion price of $0.1666 per share. The difference between the closing price of the common stock on July 10, 2001, and the conversion price resulted in a beneficial conversion feature of approximately $10.4 million, which will be recognized as a "deemed" preferred dividend over the period to redemption, using the effective interest rate method.

10. WARRANTS FOR COMMON STOCK

Outstanding warrants for the Company's common stock are summarized as follows:

                                                                                    Exercise Price
                                                   Number of Shares         Per Share          Expiration Date
                                                   ----------------         ---------          ---------------

                                                              901,053        $ 1.44                 May 18, 2004
                                                              537,634          9.30            February 25, 2004
                                                              500,000         10.00                 May 18, 2003
                                                            1,000,000         15.00                June 30, 2002
                                                               26,190         15.75                 June 2, 2003
                                                            ---------
Balance as of December 31, 2000 and June 30, 2001           2,964,877
                                                            =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Our Internet Broadcast Network delivers streaming media services and solutions to the Enterprise and Entertainment and Media ("E&M") markets. To further expand our services to the Enterprise market, we have acquired: (1) in April 2000, webcasts.com, Inc., a provider of production consulting services and tools, whose services assist customers with integrating streaming media and e-commerce functions such as chat, e-commerce database links, and pay-per-view; (2) in July 2000, Server-Side Technologies, a provider of digital rights management solutions; (3) in October 2000, NextVenue, a provider of streaming media services to the financial services and corporate enterprise markets; and (4) in April 2001, the assets of TalkPoint Communications (Delaware), Inc., including web-based self-publishing presentation tools.

iBEAM commenced operations in March 1998 and began offering streaming media delivery service in October 1999. Since our inception, we have incurred significant losses and as of June 30, 2001, we had an accumulated deficit of $609.6 million. We have not achieved profitability on a quarterly basis, and anticipate that we will continue to incur substantial net losses. We expect to incur significant engineering and development and sales, general and administrative expenses and, as a result, we will need to generate significant revenue to achieve profitability.

Our Revenue Model

We derive our revenue from charging customers for Internet streaming media services. We commercially introduced our services in October 1999. We currently have approximately 340 customers. We generate revenue from Enterprise customers through fixed price contracts and hourly rate or per event billings. We generate revenue from E&M customers based on one or more of the following, depending on the nature of the service provided: the volume of content delivered over our Broadcast Network, measured in megabytes transferred or bit rate per second; the volume of content stored on our Broadcast Network; the volume of content we encode for our customers; and cost-per-impression (for ad insertion).

Currently, our transport services (24x7 Live Streaming and Media On-demand) are typically priced based on actual usage, which is measured by the volume of megabytes transferred during the month. Many of our contracts with our 24x7 Streaming Service and Media On-demand customers contain a minimum monthly payment obligation and, for Media On-demand customers, there is a monthly fee for content stored on our Broadcast Network, which is measured in gigabytes.

Live Event Streaming is priced under a fixed-fee arrangement or on actual usage in terms of megabytes transferred. Customers have typically elected to enter into fixed-fee arrangements in order to set the price of a broadcasting event. We price our fixed-fee arrangements using an estimate of the amount of content delivered, which includes a forecast of the expected number of viewers, the access speeds of the viewers, and the duration of the event. We bill for other event-related services, such as production and event management, on an hourly rate or fixed price.

Activecast services include production services, such as content capture, encoding, event management, acquisition services, custom web integration with chat, and e-commerce tools, and are generally provided at either an hourly rate or per event billing. We recognize revenue for these services as the service is provided.

Advertising Agent Services are priced based on actual usage in terms of digital downloads or ads inserted.

Cost of Revenue

The cost of broadcasting Internet content includes both direct costs that vary with the volume of content delivered and relatively fixed indirect costs, such as staffing for a 24-hour Network Operations Center ("NOC"). Additionally, certain of the content we deliver involves production services, the costs of which are primarily related to manpower costs for delivery of those services.

Direct broadcasting costs include depreciation of network servers, satellite transmission charges, land-line network charges, access fees, and amortization of developed software and license fees. In proportion, the largest direct cost is the cost of using land-line networks. The revenue share we pay to certain ISPs is based on a percentage of the revenue we derive from content delivered through their network, ranging from 10% to 20% of such revenue. We are currently in the process of redesigning significant portions of our Broadcast Network to reduce our expenses associated with the Broadcast Network. Consequently, we have decommissioned some of the collocation portions of the Broadcast Network and have commenced a migration of significant portions of our Broadcast Network to facilities operated by Williams Communications and affiliates. Such redesigning activities include a decreased emphasis on the satellite components of our Broadcast Network. We expect such redesigning efforts to continue into the fourth quarter of 2001. Indirect broadcasting costs are primarily the cost of equipment, operations management software, production services, and NOC personnel. These costs are relatively fixed and independent of the volume of content we deliver.

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

Amortization of Goodwill and Intangibles

Goodwill and intangibles are amortized over their respective estimated useful lives ranging from three to five years and relates to our acquisition of webcasts.com, Server-Side Technologies, and NextVenue in April, June, and October 2000, respectively, and the purchase of technology from SES/Astra in July 2000 and TalkPoint in April 2001. During the fourth quarter of 2000, the Company recorded a $310 million impairment charge based on an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded. During the second quarter 2001, the technology purchased from SES/Astra was abandoned and, accordingly, the remaining net book value of $10.4 million was written off.

Amortization of Stock-based Compensation

In connection with the grant of stock options to employees and consultants since inception, we recorded unearned stock-based compensation of $26.0 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Such an amount, net of amortization, is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable option. With regards to stock options granted to consultants, we re-value the associated stock-based compensation using the Black-Scholes option pricing model at each reporting date. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. We believe that the fair value of the stock options granted to consultants is more reliably measurable than the fair value of the services received, because we do not have records of time spent by our consultants, and we do not have the ability to ascertain what the fair market billing rates are for the consultants' work.

RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended June 30, 2001 and 2000

The results of operations related to webcasts.com, Server-Side Technologies and NextVenue are included in the Company's financial statements since the acquisition dates of April 2000, June 2000 and October 2000, respectively.

Revenue. Revenue increased by $3.5 million from $3.4 million in the second quarter of 2000 to $6.9 million in the second quarter of 2001. For the six months ended June 30, 2001, revenue increased by $12.2 million from $3.9 million in 2000 to $16.1 million in 2001. Fees for Enterprise and E&M customers accounted for approximately 65% and 35%, respectively, of total revenue for the second quarter and in the six months ended June 30, 2001. Revenues increased year over year as a result of year over year increases in the number of customers distributing content over our Broadcast Network and customers using our services for events. As more companies distribute content over our network, we expect our revenue will increase in future periods. Revenues for the second quarter 2001 decreased by $2.3 million from $9.2 million in the first quarter of 2001. The quarter over quarter decline is primarily due to distractions and concerns over the Company's ongoing viability. The decline in the number of customers served, down 121 from 460 reported at the end of the first quarter 2001 to 339 at the end of the second quarter of 2001, was largely attributable to Company actions to discontinue services to smaller customers that represented unacceptable credit risks.

Cost of revenue. Cost of revenue increased by $6.7 million from $10.7 million in the second quarter of 2000 to $17.4 million in the second quarter of 2001. For the six months ended June 30, 2001, cost of revenue increased by $19.1 million from $17.9 million in 2000 to $37.0 million in 2001. These increases were primarily due to increases in all cost of revenue components such as: network bandwidth, satellite transmission, co-location, content acquisition expenses, network server and software depreciation, and salaries, bonuses, and related taxes as we expanded our Broadcast Network, added capacity, and assimilated the operations of acquired companies in 2000. Cost of revenue decreased by $2.2 million from $19.6 million in the first quarter of 2001 to $17.4 million in the second quarter of 2001. The decrease was due to employee terminations and lower revenues during the second quarter of 2001. Headcount included in cost of revenue increased from 92 at June 30, 2000 to 244 at June 30, 2001.

Engineering and development. Engineering and development expenses decreased by $1.6 million in the second quarter of 2001 from $4.8 million in the second quarter 2000 to $3.2 million in the second quarter of 2001. For the six months ended June 30, 2001, engineering and development expenses decreased by $0.9 million from $8.7 million in 2000 to $7.8 million in 2001. Increases in salaries, bonuses, and related taxes in addition to the effects of salaries and related taxes of engineering and development functions in acquired operations and use of outside consultants were more than offset by additional amounts capitalized as software development during the first and second quarters of 2001. Engineering and development expenses decreased by $1.4 million in the second quarter of 2001 from $4.6 million in the first quarter 2001 to $3.2 million in the second quarter of 2001. The decrease was primarily due to employee terminations during the second quarter of 2001. Headcount included in engineering and development decreased from 137 at June 30, 2000 to 45 at June 30, 2001.

Selling, general and administrative. Selling, general and administrative expenses increased by $2.4 million from $12.8 million in the second quarter of 2000 to $15.2 million in the second quarter of 2001. For the six months ended June 30, 2001, selling, general and administrative expenses increased by $16.4 million from $19.9 million in 2000 to $36.3 million in 2001. These increases were primarily due to increases in salaries, commissions, bonuses and related taxes, travel and entertainment expenses, and advertising and promotional expenses in 2001. The increases resulted as we promoted our Broadcast Network and began to provide infrastructure to support our growing operations. Bad debt expense recognized during the first and second quarters of 2001 also contributed to the increase. Selling, general and administrative expenses decreased by $5.9 million from $21.1 million in the first quarter of 2001 to $15.2 million in the second quarter of 2001. The decrease was primarily due to employee terminations and reductions in discretionary spending during the second quarter. Headcount included in selling, general and administrative decreased from 188 at June 30, 2000 to 139 at June 30, 2001.

Amortization of goodwill and intangibles. Amortization of goodwill and intangibles decreased by $1.3 million from $5.3 million in the second quarter of 2000 to $4.0 million in the second quarter of 2001, resulting primarily from the $310.0 million impairment of goodwill recorded in the fourth quarter of 2000. For the six months ended June 30, 2001, amortization of goodwill and intangibles increased by $2.7 million from $5.3 million in 2000 to $7.9 million in 2001 due to six months of amortization in 2001 related to the April 2000 acquisition of webcasts.com and the October 2000 acquisition of NextVenue Inc. We expect to amortize $5.3 million of goodwill and intangibles in the remainder of 2001. Goodwill amortization will be discontinued at the end of 2001 in accordance with SFAS No. 142 and subjected to impairment testing for expected recoverability, which could result in additional charges.

Amortization of stock-based compensation. Amortization of employee stock-based compensation decreased by $2.5 million from $3.6 million recorded in the second quarter 2000 to $1.1 million in the second quarter of 2001. For the six months ended June 30, 2001, amortization of employee stock-based compensation decreased by $5.4 million from $7.7 million recorded in 2000 to $2.3 million in 2001. The decreases were primarily due to credits related to employee terminations during the second quarter of 2001. We expect to amortize $2.3 million in the remainder of 2001, $2.5 million in 2002, and $0.8 million in 2003.

Restructuring. In the second quarter of 2001, we recorded a charge of $15.7 million for restructuring related to our operations. Components of the charge for the quarter provided for the write-down of certain fixed and intangible assets to realizable value - $13.5 million; the write-off of certain prepaid expenses upon termination of co-location agreements of $0.8 million; and for 119 terminated employees, - $1.4 million. In the first quarter of 2001, the Company recorded a $2.0 million charge for restructuring. Components of the charge provided for the write-down of certain fixed assets to realizable value - $0.8 million; provision for office closings - $0.9 million; and for 34 terminated employees, principally in marketing and administration - $0.3 million. The restructuring charges were undertaken to improve operations by eliminating or consolidating costs. At June 30, 2001, the restructuring accrual amounted to $1.5 million relating to office closures and severance, the majority of which will be spent in 2001. We expect that the actions contemplated by the charge will be essentially completed during 2001.

Interest and other income (expense), net. Other income and expense, net, decreased by $966,000 from $983,000 in the second quarter of 2000 to $17,000 in the second quarter of 2001. For the six months ended June 30, 2001, other income and expense, net, decreased by $1.6 million from $1.5 million net other income in 2000 to $132,000 net other expense in 2001. The decreases were primarily due to a decrease in average cash balances available for investment in 2001 compared to 2000 and an increase in losses from disposal of assets in 2001.

Interest Expense. Interest expense increased by $667,000 from $178,000 in the second quarter of 2000 to $845,000 million in the second quarter of 2001. For the six months ended June 30, 2001, interest expense increased by $1.1 million from $335,000 in 2000 to $1.4 million in 2001. The increases were primarily as a result of additional capitalized leases entered into or assumed through acquisitions completed subsequent to the second quarter of 2000.

Minority Interest. Minority interest was a benefit of $972,000 and $1.2 million in the second quarter of 2001 and for the six months ended June 30, 2001, respectively, representing the portion of losses from consolidated subsidiaries attributable to minority owners.

Income Taxes. We have incurred operating losses since inception in March 1998 and have significant net operating loss carryforwards for federal and state tax purposes. Accordingly, we did not record a provision for income taxes in 2000 or 2001.

Net Loss. Net loss increased by $16.5 million from $33.1 million in the second quarter of 2000 to $49.6 million in the second quarter of 2001. For the six months ended June 30, 2001, net loss increased by $38.9 million from $54.4 million in 2000 to $93.3 million in 2001. The increases in net loss are primarily attributable to goodwill and intangibles amortization, a restructuring charge, and a significant increase in operating expenses required to support growth in our revenues and expansion of our Broadcast Network and streaming media applications, all as described above.

LIQUIDITY AND CAPITAL RESOURCES

From inception to June 30, 2001, we have raised $233 million from the sale of common and preferred stock, of which $115.5 million resulted from the initial public offering ("IPO") of our common stock in May 2000 and $22 million from equipment lease lines that are repayable over periods of up to three years. As of June 30, 2001, we had cash, cash equivalents and investments of $9.1 million, $6.8 million of which is related to iBEAM Europe, our joint venture with SES/Astra and is not available for use by us because it is currently frozen under a court order preventing disbursement pending final resolution of billing discrepancies alleged by SES/Astra against us. We expect to make less than $15 million in capital investments in 2001, of which $14 million was incurred during the six months ended June 30, 2001. In addition, we will require significant capital to fund other operating expenses.

Net cash used in operating activities was $39.0 million for the six months ended June 30, 2000, primarily due to our net loss of $54.4 million and an increase in prepaid expenses and other assets of $6.3 million, offset in part by the amortization of stock-based compensation of $7.7 million, amortization of goodwill and intangibles of $5.3 million, depreciation and amortization of $5.7 million, and an increase in accounts payable and accrued liabilities of $4.6 million. Net cash used in operating activities was $40.3 million for the six months ended June 30, 2001, primarily due to our net loss of $93.3 million, offset in part by the amortization of stock-based compensation of $2.3 million, a decrease in prepaid expenses and other assets of $1.7 million, the amortization of goodwill and intangibles of $8.0 million, depreciation and amortization of $14.5 million, the non-cash restructuring charge of $16.5 million and an increase in accounts payable and accrued liabilities of $9.7 million.

Net cash used in investing activities was $54.5 million for the six months ended June 30, 2000, relating to the purchase of property and equipment. Net cash used in investing activities was $11.6 million for the six months ended June 30, 2001, relating primarily to the purchase of property and equipment of $14.0 million and the transfer of iBEAM Europe cash balance of $6.8 million to restricted cash, partially offset by the sale of investments of $9.3 million.

Net cash flow provided by financing activities was $166.3 million for the six months ended June 30, 2000 compared to net cash used of $7.7 million for the six months ended June 30, 2001. Net cash provided by financing activities in 2000 was the result of net proceeds from the sales of our preferred and common stock of $167.6 million, partially offset by payments on capital lease obligations. Net cash used in financing activities in 2001 was due to payments on capital lease obligations, partially offset by sales of our common stock.

On July 10, 2001, we completed a private placement of preferred stock, which resulted in net proceeds of $30 million in cash and $10 million in future in-kind services. Based on our revised operating plan, we expect our existing cash resources will fund operations into the fourth quarter this year. We are currently considering various funding sources in order to raise an additional capital to fully fund our long-term business plan. We may not be able to obtain future equity or debt financing on favorable terms, if at all. Our inability to obtain additional capital on satisfactory terms could force us to cease operations no later than the fourth quarter of 2001.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements -- SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and eliminates the pooling-of-interest method for business combinations initiated after June 30, 2001. SFAS No. 142 provides for, among other things, the discontinuance of goodwill amortization, the reassessment of the useful lives for existing recognized intangibles, and the potential reclassification of amounts between recognized intangibles and goodwill. The standard is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not adopted such provisions in its June 30, 2001 financial statements.

FORWARD-LOOKING INFORMATION

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements regarding our capital raising activities, our future cash requirements, the deployment of our streaming media services to the market, our ability to serve end users at the edge of the Internet, future revenues and growth, successful international expansion, the success of acquisitions and joint ventures, market position, customer growth and adoption of our services and products including newly introduced services and products. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward-looking statements as a result of the risks set forth in this report and, in particular, the risks discussed below under the caption "Risk Factors that May Affect Operating Results."

RISK FACTORS THAT MAY AFFECT OPERATING RESULTS

We will need additional capital to fully fund our business model, which may not be available at acceptable terms, if at all. Our current cash will be exhausted in the fourth quarter of 2001. If we are unable to raise additional capital, reduce spending or generate sufficient revenues, we may be forced to cease operations by the end of 2001.

      We have suffered recurring losses from operations and have an accumulated deficit of approximately $609.6 million as of June 30, 2001. At our current level of operations and rate of negative cash flow, management anticipates that our cash and cash equivalents will be adequate to satisfy the Company's operating loss and capital expenditure requirements into the fourth quarter of 2001. On July 10, 2001, we completed a private placement of convertible preferred stock, which resulted in net proceeds to the Company of $30 million in cash and $10 million in future in-kind services.

However, if we are unable to raise additional cash or extend our currently available cash in the near future, we may be forced to implement additional and substantial reductions in force and may be unable to continue operations past the fourth quarter of 2001.

      Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will continue because of costs and expenses related to brand development, marketing and other promotional activities, expansion of product offerings, and development of relationships with other businesses. Despite having raised financing in the short term, our failure to generate sufficient revenues, raise additional capital or reduce discretionary spending over the long term could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

      The expansion and development of our business will require significant capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs. For the six months ended June 30, 2001, we incurred $14.0 million in capital expenditures, including investments in servers, hosting centers, and our NOC, and we expect to incur significant and increasing losses.

      We may fail to generate sufficient cash flow from the sales of our services to meet our cash requirements. Our capital requirements may vary materially from those currently planned if, for example, we have to incur unforeseen capital expenditures, unforeseen operating expenses, and/or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. If we are successful in raising additional capital through the issuance of equity or equity-related securities, the percentage ownership of existing stockholders will likely be further diluted.

Our principal stockholder, Williams Communications, LLC, owns 49% of our voting stock, and has the right to appoint four members of the Company's nine-member board of directors, which results in its having substantial influence on the outcome of matters submitted to stockholders and/or board of directors for approval.

      Williams Communications, LLC owns 49% of our outstanding shares of voting stock. Consequently, it will be able practically to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of stockholders.

      Williams Communications, LLC also has the right to appoint four of the nine members of our Board of Directors and has significant influence in directing the actions taken by the directors. The interest of Williams Communications may conflict with the interests of other stockholders. This concentration of ownership and influence over the management and affairs of our Company may also have the effect of delaying or preventing a change in control of our Company that other stockholders may consider desirable.

      Our executive officers and directors, together with Williams Communications and Allen & Company Incorporated, which are entities affiliated with four of our nine directors, own in the aggregate approximately 57.9% of our outstanding stock as of July 11, 2001. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

The success and performance of our Broadcast Network is dependent on the success and performance of Williams Communications' networks.

      We have entered into certain commercial agreements with Williams Communications by which Williams will be our preferred provider of certain network, data storage, and other telecommunications and Internet-related services. Because we will have one primary network provider, in the event of a global problem with the Williams network, for example, a denial of service attack on the Williams infrastructure or a global routing problem within the Williams network, it may adversely impact our ability to deliver content through their network to our customers. Our inability to deliver content could harm our reputation and cause us to lose customers, which could have a negative impact on our revenue. Should Williams cease or curtail their operations, it would force us to find alternative providers which may charge significantly more for the same or similar services, which could have a negative impact on our revenue.

We are dependent on our Internet broadcasting services and applications, and our future revenue depends on their commercial success.

      Our future revenue growth depends materially on the commercial success of our Internet broadcasting services and applications. Customer demand for streaming media services and applications such those offered by iBEAM is difficult to predict. For example, our revenue in the second quarter of 2001 decreased to $6.9 million from $9.2 million in the first quarter of 2001. We have seen some of our customers go out of business in 2000 and in the first and second quarters of 2001. However, none of them represented more than 12% of our annual revenue for 2000. In the six months ended June 30, 2001, two customers represented 7% and 10% of our revenues, respectively. Because we are in a period where the business models of our actual and potential customers are often untried or unproven, it is very difficult for us to predict our future revenues. Our revenue growth, if any, will materially depend on the extent to which our customers' business models create sustainable demand for our services and applications. In addition, failure of our current and planned services and applications to operate as expected or the occurrence of any service interruptions or technical problems with our Broadcast Network could delay or prevent customer acceptance of our services. If our target customers do not adopt and purchase our current and planned services, our revenue will not grow significantly, and we may not become profitable as a result.

We had operating losses of $474.9 million and $93.0 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively, and our accumulated deficit was $609.6 million as of June 30, 2001. We will need to increase our revenues significantly to achieve profitability.

      We have never been profitable. We had operating losses of $474.9 million and $93.0 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively, and our accumulated deficit was $609.6 million as of June 30, 2001. We will need to increase our revenue significantly to achieve profitability. For the six months ended June 30, 2001, we incurred capital expenditures of $14.0 million. We may continue to incur increasing operating losses in the future.

      Our revenue in the second quarter of 2001 decreased 25% from the first quarter of this year, and we cannot be certain that our future revenue will grow or that we will achieve sufficient revenue to achieve profitability. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have large fixed expenses, and we expect to continue to incur significant sales and marketing, product development, administrative, and other expenses. As a result, we will need to generate significantly higher revenues to achieve and maintain profitability. If we are unable to reverse recent revenue declines, our revenue grows more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, we may not become profitable.

Because we are engaged in early stage and developing markets, we have generated limited revenues, and only recently began offering our services in October 1999, our business and prospects are unproven and difficult to evaluate.

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

      Many of our customers, ISP partners, and other strategic partners have not reached profitability and will require additional funding to sustain their operations and grow their businesses, while others have already gone out of business. Given the recent volatility in the capital markets, many of these companies are having difficulty raising additional financing, which in turn, will require them to curtail their operating activities, or file for bankruptcy protection. To the extent that any of our customers curtail or cease their operations, we may incur costs for streaming content for which we will not receive any revenue and/or we may be required to write-off existing accounts receivable.

      Our relationships with ISPs are important to the success of our business plan, because through these agreements we gain access to large numbers of end users that we can reach via our Broadcast Network. To the extent that some of our ISP partners have ceased or curtailed their operations, it has affected our ability to maintain or increase the number of end users that can be reached via our Broadcast Network, which has negatively impacted our costs and operating results. In order to secure agreements with large ISPs and high-speed Internet access providers, in some instances we have agreed to share between 10% and 20% of the revenue we derive from content delivered through their networks. We have also agreed to make non-refundable prepayments to ISPs in the amount of $5.5 million, of which $4.5 million has been paid as of June 30, 2001.

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

      Our Broadcast Network is highly complex and is deployed in complex environments. As a result of testing conducted to date, we and our customers have from time to time discovered errors and defects in our software. Since we commenced offering our services in October 1999, we have experienced four network outages, one of which was due to failure of our network software and three of which were due to outages of third party land-line network services providers. We have not experienced a network outage since July 1, 2000. We may continue to experience problems with our software. Outages that have occurred to date have resulted in between one and nine hours of network downtime which prevented us from delivering our services to our customers. These downtimes resulted in lost revenues for usage not billed during down periods. In April 2001, we completed our network redundancy project, which is intended to reduce recurrences of general network failures and loss of revenues resulting from outages. Pursuant to the migration of portions of our Broadcast Network to the facilities of Williams Communications we will continue to have redundancy in our Broadcast Network. However, even though we will have more than one data center in the Broadcast Network, to the extent that such data centers are served by Williams Communications it is possible that such data centers could be adversely affected by service failures within the Williams Communications network.

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

      o     Diversion of development resources;

      o     Loss of credibility;

      o     Increased service costs; or

      o     Legal action by our customers.

Any failure of our Broadcast Network or land-line communication services provided to us by third party providers could lead to significant costs and disruptions which could harm our reputation and cause us to lose customers, which would have a negative impact on our revenue.

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

      o     Power loss; and

      o     Sabotage and vandalism.

      If we are unable to provide our services to our customers, we could face legal action by our customers, which would be costly and divert management's attention from important business activities. Because our servers are located in the facilities of others, such as ISPs and Internet hosting companies, we must rely on others to physically protect our equipment.

      On January 18, 2001, we experienced a "rolling blackout" of 1.5 hours at our Sunnyvale facility as a result of the shortage of electric supply in California. We own a backup generator system in Sunnyvale which came on line in accordance with specifications. As a result, our Broadcast Network did not experience any downtime as a result of this event. However, as the supply of electricity in California remains uncertain, we may experience other rolling blackouts. Should our backup generator not respond appropriately it may impair our ability to monitor and maintain our Broadcast Network from our Sunnyvale location. If our backup generator fails and our network operations are not automatically rerouted, we would experience downtimes which would impact our revenues.

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

      Some of our current or potential competitors may bundle their services with other software or hardware to offer a full range of Internet broadcasting products and services to meet all of the content distribution needs of content providers. We currently do not offer a full range of products and services. This may discourage content providers from purchasing services we offer.

      As competition in the Internet broadcasting market continues to intensify, new solutions will come to market. We are aware of other companies that are focusing or may in the future focus significant resources on developing and marketing products and services that will compete with ours. We believe our competitors primarily come from Internet webcasting companies that deliver streaming media, such as Akamai, Yahoo!Broadcast.com, and Real Networks. Increased competition could result in:

      o     Price and revenue reductions and lower profit margins;

      o Increased cost of service from telecommunications providers and revenue sharing demands by ISPs;

      o     Loss of customers; and

      o     Loss of market share.

      Any one of these results would harm our financial results.

      We believe that the Internet broadcasting and content delivery industry is likely to encounter consolidation, such as the acquisition of InterVu by Akamai in 2000, the acquisition of Digital Island by Cable and Wireless in 2001, and our acquisitions of webcasts.com, Inc. and NextVenue, Inc. This consolidation could lead to the formation of more formidable competitors and could result in increased pressure on us to lower our prices. In addition, consolidation among Internet content providers could reduce the number of potential customers for our services and may increase the bargaining power of these organizations, which could force us to lower our prices.

Our business will suffer if we do not respond rapidly to technological changes or if new technological developments make our services non-competitive or obsolete.

      The market for Internet broadcasting services is characterized by rapid technological changes, frequent new product and service introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. If competitors introduce products, services, or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge, our services may become non-competitive or obsolete, which would harm our revenues and cause our business and financial results to suffer. In addition, technological developments could eventually make Internet infrastructure much faster and more reliable such that performance enhancing services like those we provide would be less relevant to content providers.

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

      We continue to evaluate acquisition and investment opportunities.

As a result of our recent acquisitions of companies and technologies, we have recorded goodwill and acquired intangibles, the amortization of which will increase our operating expenses.

      As a result of the webcasts.com, Server-Side Technologies, and NextVenue acquisitions, and the purchase of technology from SES/Astra, we recorded goodwill and acquired intangibles during 2000 of approximately $399.5 million which is being amortized over its estimated useful life of three to five years. During the fourth quarter of 2000, we recorded a $310 million impairment charge based on an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded. During the second quarter of 2001 we recorded a $10.4 million charge, which was included as part of the $15.7 million restructuring charge, to write off the remaining value of the purchased technology from SES/Astra which will no longer be utilized. Goodwill and intangibles amortization recorded during 2000 and the first two quarters of 2001 was $46.2 million. We expect to amortize $5.3 million in the remainder of 2001. Goodwill amortization will be discontinued at the end of 2001 in accordance with SFAS No. 142 and subjected to impairment testing for expected recoverability, which could result in additional charges.

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

      From our inception through the fourth quarter of 2000, we grew rapidly by hiring new employees and by expanding our services. As of March 31, 1999, we had 40 employees. As of December 31, 2000, we had 567 employees. The acquisitions of webcasts.com and Server-Side Technologies added 94 employees, the acquisition of NextVenue added 120 employees, and the acquisition of the assets of TalkPoint Communications in April 2001 added 9 employees. However, due to restructuring activities that occurred during the first and second quarters of 2001, we have now materially reduced our workforce. As of April 30, 2001, the date for complete implementation of first quarter restructuring plan, we had 479 employees and as of June 30, 2001, we had 428 employees. Our ability to offer our services and implement our business plan in a rapidly evolving market with a reduced workforce will require an effective planning and management process. If we fail to do the following, our business may suffer:

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

The unpredictability of our quarterly results has and may continue to adversely affect the trading price of our common stock.

      Our revenue and operating results have varied and will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect our quarterly results include the following:

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

      The build-out of our Broadcast Network is substantially complete, though we will incur significant expense in the future in order to redesign and strategically modify the Broadcast Network and to periodically update the equipment and software that comprises the Broadcast Network. We will also incur significant expense in order to accelerate engineering and development, broaden our customer support capabilities and continue to develop new distribution channels. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue for the reasons set forth above, or for any other reason, could cause significant variations in our operating results from quarter to quarter and could result in substantially operating losses.

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

      Our customer base is limited and highly concentrated. In the six months ended June 30, 2001, Bristol Myers Squibb and MTVi represented 7% and 10%, respectively, of our revenue. We expect that the majority of our revenue will continue to depend on sales of our products to a small but growing number of customers. If current customers do not continue to place significant orders, we may not be able to replace these orders. In addition, any downturn in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. Sales to any single customer may vary significantly from quarter to quarter.

We expect to amortize stock-based compensation expense of $2.3 million in the remainder of 2001, $2.5 million in 2002, and $0.8 million in 2003, which will decrease our net earnings during these periods.

      In connection with the grant of stock options to employees and consultants for the period from March 20, 1998 to June 30, 2001, we recorded unearned stock-based compensation of $26.0 million, of which $12.7 million and $2.3 million was amortized during the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. If our stock price increases, the amount of stock-based compensation related to stock option grants to consultants would increase as the fair value of these grants is re-measured at each reporting date using a Black-Scholes option pricing model. These expenses will increase our losses during each of these periods and delay our ability to achieve profitability.

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

      In May 2000, we entered into an agreement with Pacific Century CyberWorks ("PCCW") to establish a joint venture, named iBEAM Asia, Ltd., to introduce our services in Asia. In July 2000, we entered into an agreement with SES/Astra to establish a joint venture, named iBEAM Europe Limited, to introduce our services in Europe. iBEAM Asia began delivering content to end users in 2000. However, iBEAM Asia has suspended business and currently has no employees, cash, or equipment in operation. We are currently in the process of a cooperative dissolution of iBEAM Asia with our joint venture partner, PCCW, and expect the dissolution to be completed during the third quarter of 2001. The board of directors of iBEAM Europe has resolved to pursue a liquidation of iBEAM Europe. However, our joint venture partner, SES, has commenced litigation in London pursuant to which the bank account of iBEAM Europe in the amount of $6.8 million has been frozen. Such action was taken by SES based on allegations of inappropriate billing of iBEAM Europe by iBEAM. iBEAM has cooperated with SES and its auditors, Deloitte & Touche, to resolve such allegations. However, the matter currently remains unresolved and it is possible that further litigation or other disputes will arise among iBEAM, iBEAM Europe and SES. In connection with the formation of the joint ventures, we contributed $1.1 million to iBEAM Asia and $10 million to iBEAM Europe.

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

      o Potential difficulty in obtaining access to additional telecommunication transmission capacity;

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

      Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Companies in the Internet industry are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent and trademark rights. For example, a lawsuit has been brought against us by Activate.net Corporation alleging false designation of origin and unfair competition, including claims that our mark Activecast is confusingly similar to Activate's family of trademarks. Thus, Activate.net seeks an injunction against our use of the mark Activecast as well as unspecified damages. We intend to defend this action vigorously, however, litigation is inherently uncertain, and should Activate.net prevail with this lawsuit, we could be required to cease use of the mark Activecast and/or pay unspecified damages.

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

The sale of a substantial number of shares of our stock could cause the market price of our stock to decline.

      Sales of a substantial number of shares of our common stock in the public market or to one or more private investors, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. We have 128,114,715 shares of common stock outstanding as of July 24, 2001. Of these shares, 125,078,633 are either freely tradable in the public market without restriction or are tradeable in the public market subject only to volume, manner of sale, and notice requirements of Rule 144 under the Securities Act. The remaining 3,036,082 shares are also limited by resale restrictions.

      As of the date hereof, we also have approximately 16,043,783 shares subject to outstanding options under our stock option plans, and approximately 10,259,996 shares are available for future issuance under these plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans and the 3,699,738 shares of common stock reserved for issuance under the iBEAM Employee Stock Purchase Plan.

      In addition, 2,964,877 shares of our common stock issueable upon exercise of warrants will become eligible for sale on various dates.

      Pursuant to a Stock Purchase Agreement dated June 24, 2001 certain investors purchased an aggregate of 2,400,939 shares of the Company's Series A convertible preferred stock which is initially convertible into 240,093,900 shares of the Company's common stock at a conversion price substantially below the then-current market value of the Company's common stock.

      We are currently exploring various alternatives for the raising of additional capital to fund our business model. This will likely result in the issuance of additional shares of stock which may have a material impact on the stock price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We offer our services primarily in the United States and we provide limited services in Asia. However, iBEAM Asia has suspended business and currently has no employees, cash, or equipment in operation. We have not commenced operations in Europe to date and are in the process of unwinding iBEAM Europe, our joint venture with SES/Astra. We will continue to be engaged in Europe through our subsidiary, NextVenue Europe, as opposed to our joint venture, iBEAM Europe. As a result, our financial results could be affected by factors including weak economic conditions in foreign markets and foreign currency fluctuations. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the short-term nature of our investments, we believe that there is no material interest rate risk; therefore, no quantitative tabular disclosures are required.

                          PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

      On June 19, 2001, Activate.net Corporation ("Activate.net") filed a lawsuit in the United States District Court, Western District of Washington at Seattle, against us alleging false designation of origin and unfair competition entitled Activate.net Corporation v. iBEAM Broadcasting Corporation, No. C01-914R. Activate.net claims that our mark Activecast is confusingly similar to its family of trademarks, and that our continued use of the mark Activecast is causing serious and irreparable harm to Activate.net. Thus, Activate.net seeks an injunction against our use of the mark Activecast as well as unspecified damages. We intend to defend this action vigorously, however, litigation is inherently uncertain, and we may not prevail against Activate.net. Should Activate.net prevail with this lawsuit, we could be required to cease use of the mark Activecast and/or pay unspecified damages. On July 25, 2001, we filed our answer to the complaint, asserting various affirmative defenses.

      On June 27, 2001, Societe Europeenne Des Satellites, SA ("SES") and SES Capital Belgium SA made an application for and was granted an injunction against several defendants including, iBEAM Europe Limited ("iBEAM Europe") and the Company in the Chancery Division of the High Court of Justice in London, England. The injunction prohibited any defendant from making any payment from iBEAM Europe's bank accounts until July 4, 2001 based on an affidavit which purported that the payment of approximately US$4,400,000 made on May 16, 2001 to the Company was in breach of certain agreements between SES and the Company. On June 29, 2001, SES issued Claim No. HC 01002800 in the same Court which alleged that a certain bank mandate was invalid and requested that an account be made of all payments authorized pursuant to such bank mandate. The Company has cooperated with the audit procedures conducted by SES regarding payments made by iBEAM Europe to the Company and to SES.

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

      In addition to funding operating losses since the completion of the IPO, to date we have used the net proceeds of the IPO and preferred stock rounds for general corporate purposes, including working capital and capital expenditures, and funding of our joint ventures. We expect to use the proceeds of our recently completed preferred stock round to fund current and future operating losses. Net cash used in operating activities for the year ended December 31, 2000, was $96.1 million. We also have spent approximately $43 million during the year ended December 31, 2000, and an additional $14 million during the six months ended June 30, 2001 for capital expenditures, excluding property and equipment acquired through capital leases, primarily for the purpose of expanding our network operations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, or product offerings, although to date our acquisitions have been funded through issuance of additional common stock. Our management will retain broad discretion in the allocation of the remaining proceeds from our recently completed preferred stock round.

ITEM 3. - 5. Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits:

            4.1 Certificate of the Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock of iBEAM Broadcasting Corporation.
            4.2 Registration Rights Agreement by and among the Company, Williams Communications, LLC, Allen & Company Incorporated, Touch America, Inc. and Lunn iBEAM, LLC dated as of July 10, 2001.
            4.3 Stockholders Agreement by and among the Company, Williams Communications, LLC and certain other stockholders dated July 10, 2001.
            10.1 Master Alliance Agreement between the Company and Williams Communications, LLC dated July 10, 2001.
            10.2 Overflow Service Agreement between the Company and Williams Communications, LLC dated July 10, 2001.
            10.3 mediaXtranet Services Agreement between the Company and Vyvx Broadband Media, a business unit of Williams Communications, LLC dated July 10, 2001.
            10.4 Data Services Agreement between the Company and Williams Vyvx Services, a business unit of Williams Communications, Inc. dated March 19, 2001, as amended on July 10, 2001.
            10.5 Teleport Services Agreement between the Company and Williams Communications, LLC dated December 13, 1999.

      (b) Reports on Form 8-K:

      On June 26, 2001, the Company filed a Form 8-K announcing that it had entered into a Stock Purchase Agreement by and among the Company, Williams Communications, LLC, Allen & Company Incorporated, Touch America Inc., and Lunn iBEAM, LLC dated June 24, 2001.

      On July 11, 2001, the Company filed a Form 8-K announcing that it had closed the transactions contemplated by the Stock Purchase Agreement.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                         iBEAM BROADCASTING CORPORATION


                          By: /s/ Randall K. Gausman
                             -----------------------------

                              Randall K. Gausman
                              Chief Financial Officer


                          Date: August 13, 2001